Form 10QSB
period 2006-06-30
PURE VANILLA EXCHANGE INC
filed 2006-08-14
CIK 1362377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006	Commission File Number: 000-52023

PURE VANILLA EXCHANGE, INC.
(Exact name of small business issuer specified in its charter)

Nevada	98-0442839
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

805 Third Avenue, 15th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 972-1600
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2006, the Company had 53,900,031 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

			Index

				Page
			Part I. Financial Information

Item	1	.	Financial Statements (unaudited)

	Balance Sheet as of June 30, 2006 (unaudited)			1

	Statements of Operations for the three and six months ended June 30, 2006 and from August 30, 2005 (Inception) to
	March 31, 2006 (unaudited)			2

	Statements of Changes in Stockholders’ Deficit from August 30, 2005 (Inception) to
	June 30, 2006 (unaudited)			3

	Statements of Cash Flows for the six months ended June 30, 2006
	and from August 30, 2005 (Inception) to June 30, 2006 (unaudited)			4

Notes to the Financial Statements (unaudited)				5

Item	2	.	Management's Discussion and Analysis or Plan of Operation	11

Item	3	.	Controls and Procedures	15

			Part II. Other Information

Item	1	.	Legal Proceedings	17

Item	2	.	Changes in Securities	17

Item	3	.	Defaults upon Senior Securities	17

Item	4	.	Submission of Matters to a Vote of Security Holders	17

Item	5	.	Other Information	17

Item	6	.	Exhibits	18

Signatures				20

Pure Vanilla eXchange, Inc.
(a development stage company)

BALANCE SHEET
June 30, 2006
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$480,357
Prepaid expenses	51,865
Deferred costs, net of accumulated amortization of $64,620	480,289
Other current assets	48,008
Total Current Assets	1,060,519

Property and equipment, net of accumulated depreciation of $363	16,339
Deferred costs and other assets	453,587
TOTAL ASSETS	$1,530,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$165,028
Short-term loans and accrued interest payable, net of discount of $565,382	1,450,639
Other current liabilities	40,646
Total Current Liabilities	1,656,313

Commitment

Stockholders' Deficit:
Common Stock, $0.001 par value;
Authorized shares - 500,000,000; Issued and
outstanding shares 53,900,031	53,900
Additional paid-in-capital	2,954,032
Accumulated deficit during development stage	(3,133,800)
Total Stockholders' Deficit	(125,868)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,530,445

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006	August 30, 2005 (Date of Inception) to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Software licensing fees	$500,000	$-	$500,000
Other operating expenses	1,303,392	919,608	1,425,348
Loss from operations before other expenses	(1,803,392)	(919,608)	(1,925,348)

Other expenses:
Organizational costs	(1,017,647)	-	(1,017,647)
Interest expense	(190,805)	(186,879)	(190,805)
Total other expenses	(1,208,452)	(186,879)	(1,208,452)

Net Loss	$(3,011,844)	$(1,106,487)	$(3,133,800)

Basic and diluted net loss per share	$(0.09)	$(0.02)

Weighted average number of shares outstanding	34,811,300	53,900,031

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

				Accumulated
			Additional	Deficit during
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

August 30, 2005 (Date of Inception)	-	$-	$-	$-	$-
Shares issued for cash	2,773,958	27,740	99,760	-	127,500
Net loss	-	-	-	(121,956)	(121,956)
Balance at December 31, 2005	2,773,958	27,740	99,760	(121,956)	5,544
Shares issued for cash	79,000	790	328,956	-	329,746
Shares issued for services	1,575,000	15,750	-	-	15,750
Adjustment to outstanding
shares as a result of
recapitalization transaction	48,415,210	8,563	(8,563)	-	-
Shares issued for services in
connection with the reverse
merger	1,056,863	1,057	791,590	-	792,647
Stock Options granted under 2006
Incentive Compensation Plan	-	-	264,146	-	264,146
Warrants issued in connection
with guarantee of lease	-	-	421,696	-	421,696
Warrants issued with loans	-	-	1,056,447	-	1,056,447
Net loss	-	-	-	(3,011,844)	(3,011,844)
Balance at June 30, 2006	53,900,031	$53,900	$2,954,032	$(3,133,800)	$(125,868)

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006	August 30, 2005 (Date of Inception) to June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,011,844)	$(3,133,800)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	145,315	145,315
Issuance of shares and stock options for services	1,072,543	1,072,543
Changes in operating assets and liabilities:
Prepaid expenses	28,541	(51,865)
Other assets	(214,075)	(214,075)
Accounts payable	91,819	165,028
Other current liabilities	(10,725)	85,667
Net cash used in operating activities	(1,898,426)	(1,931,187)

Cash flows from investing activities
Purchase of property and equipment	(16,702)	(16,702)
Cash used in investing activities	(16,702)	(16,702)

Cash flows from financing activities
Cash received for common stock	329,746	457,246
Proceeds from short-term loans payable	1,971,000	1,971,000
Cash provided by financing activities	2,300,746	2,428,246

Net increase in cash and cash equivalents	385,618	480,357
Cash at beginning of period	94,739	-
Cash and cash equivalents at end of period	$480,357	$480,357

Supplemental Disclosures
Income taxes paid	$450	$450

Non-cash financing activities
Warrants issued for lease guarantee	$421,696	$421,696
Warrants issued for short-term loan guarantees	$410,733	$410,733
Warrants issued with short-term loans	$645,714	$645,714

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006
NOTE 1. DESCRIPTION OF DEVELOPMENT STAGE OPERATIONS AND BASIS OF PRESENTATION

Pure Vanilla eXchange, Inc. (the "Company") was incorporated in the State of Nevada under the name Princeton Power Corporation on August 11, 2004. On November 29, 2004, the Company changed its name to NVS Entertainment, Inc ("NVS").

The Company is the successor to the business of Pure Vanilla eXchange, Inc. ("Old Pure Vanilla"), which was incorporated in the State of Nevada on August 30, 2005. Since inception, the Company has devoted most of its activities to establishing its business, including raising capital. Accordingly, the Company's financial statements are presented as a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The Company plans to provide an anonymous payment solution specifically designed to facilitate the purchase of adult content online.

On March 13, 2006, the Company completed a recapitalization in the form of a "reverse merger" transaction with Old Pure Vanilla (See Note 2). In the reverse merger, Old Pure Vanilla merged into a wholly owned subsidiary of the Company. The Company acquired all the outstanding capital stock of Old Pure Vanilla and, in consideration, issued 39,927,452 shares of its common stock to Old Pure Vanilla’s shareholders. The Company retired all of its prior existing shares of common stock except for 10,568,634 shares of common stock retained by the original shareholders of NVS.

Placement agents and other advisors received an additional 1,056,863 shares of common stock valued at $792,647 for services rendered in connection with the reverse merger, which is included in organizational costs. After the closing of the reverse merger, there were 53,900,031 shares of common stock of the Company issued and outstanding.

For financial reporting purposes, Old Pure Vanilla is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of Old Pure Vanilla, and are recorded at the historical cost basis of Old Pure Vanilla.

The accompanying financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes for the periods ended December 31, 2005 and March 31, 2006 contained in the Company’s registration statement on Form 10-SB filed with the U.S. Securities and Exchange Commission on May 26, 2006.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006

Net loss per share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if stock option or warrants to issue common stock were exercised into common stock, which would then share in the earning of the company. The shares that would be issued upon the exercise of stock options or warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

NOTE 2. REVERSE MERGER

On March 13, 2006, NVS Entertainment, Inc., a Nevada Corporation ("NVS"), completed a reverse merger transaction, in which it caused NVS Acquisition Corp., a Nevada corporation and newly created, wholly owned subsidiary of NVS, to be merged with and into Pure Vanilla eXchange, Inc., a Nevada corporation ("Old Pure Vanilla"). As a result of the merger, Old Pure Vanilla became a wholly owned subsidiary of NVS, with Old Pure Vanilla's former security holders acquiring a majority of the outstanding shares of NVS's common stock. For financial reporting purposes, the Old Pure Vanilla is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of Old Pure Vanilla and are recorded at the historical cost basis of the Old Pure Vanilla. Old Pure Vanilla was merged into NVS on April 12, 2006. In connection with the latter merger, NVS changed the name of the company to Pure Vanilla eXchange, Inc.

NVS was a publicly traded company whose shares traded on the Pink Sheets and which had at the time of the reverse merger nominal assets and liabilities and no revenues. As part of the merger, NVS issued to the stockholders of Old Pure Vanilla shares of its common stock representing approximately 80% of its outstanding shares, before giving effect to the shares issued to placement agents and other advisors in connection with the reverse merger. The Company paid to the controlling shareholder of NVS $225,000 for 39,927,452 shares of common stock of NVS. That amount is included in organizational costs. Old Pure Vanilla's management at the time of the reverse merger assumed their same positions with the publicly traded company.

NOTE 3. GOING CONCERN

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006

Since inception, the Company has recorded aggregate losses from operations of $3,133,800 and has incurred total negative cash flow from operations of $1,931,187. As described in Note 4, the Company secured additional debt financing during the current quarter and as of June 30, 2006 the Company had cash and cash equivalents of $480,357.

Based upon the Company’s current financial condition, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until September 2006. However, the Company’s continued existence is dependent upon several factors, including the ability to achieve profitability from the sale of the Company’s products. Until such time as the Company can rely on profits generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

The accompanying unaudited financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. SHORT-TERM FINANCING

During the six months ended June 30, 2006, the Company completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $1,971,000, evidenced by promissory notes issued to the investors (the "Notes"), including $496,000 from Jed Schutz, a principal shareholder and director of the Company. The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of its web site, its stored value card and related working capital requirements, and to pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of February 1, 2007 or upon the Company’s first underwritten public offering of its common stock. The Notes provide for an interest rate of 18% in the event of a default. In connection with the issuance of each Note, the Company issued to the investor a warrant (a "Warrant") to purchase that number of shares of common stock at an exercise price of $2.00 per share such that the total consideration to be paid upon exercise in full of the Warrant equals 25% of the principal amount of the Note. As of June 30, 2006, the Company has issued to the Note holders Warrants to purchase 246,375 shares of common stock (See Note 7).

The Company’s obligations under the Notes are personally guaranteed by Jed Schutz. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share (See Note 7).

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006

As of June 30, 2006 the financial statements include $45,021 of accrued interest payable.

NOTE 5. OPERATING LEASE

On April 25, 2006 the Company entered into a non-cancelable operating lease. Under the terms of the lease, the Company is responsible for its share of common area and operating expenses. The term of the lease started on May 15, 2006 and ends on January 30, 2010. As of May 15, 2006, minimum lease commitments required under the lease are as follows:

2006	$201,489
2007	322,383
2008	322,383
2009	322,383
2010	26,865
Total minimum lease commitments	$1,195,503

The Company’s obligations under the lease agreement are personally guaranteed by Jed Schutz, a principal shareholder and director of the Company. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 176,250 shares of common stock at an exercise price of $2.00 per share (See Note 7).

NOTE 6. INCENTIVE COMPENSATION PLAN

The Company’s 2006 Incentive Compensation Plan provides for grants of stock options to officers, directors, employees and independent contractors of the Company. Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan shall be equal to 7,500,000 shares.

The fair value of the options granted during the six months ended June 30, 2006 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the option. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rate used in the model was 4.77%.

As of June 30, 2006, stock options to purchase 2,500,000 shares of common stock have been granted under the plan. All of the options are currently outstanding. During the six months ended June 30, 2006, the Company recorded $264,146 of expense related to the plan.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006
NOTE 7. WARRANTS

During the six months ended June 30, 2006, the Company issued warrants to purchase 393,875 shares of common stock in connection with the short-term financing as described in Note 4. The fair value of the warrants was estimated to be $1,006,938 and classified as deferred loan costs and loan discount. Deferred loan costs and discount are amortized over the life of the loan.

During the six months ended June 30, 2006, the Company issued warrants to purchase 20,000 shares of common stock to two advisors as finders fees. The fair value of the warrants was estimated to be $49,506 and recorded as deferred loan costs. Deferred loan costs are amortized over the life of the loan.

During the six months ended June 30, 2006, the Company issued warrants to purchase 176,250 shares of common stock in connection with the guarantee of the Company’s obligations under the lease described in Note 5. The fair value of the warrants was estimated to be $421,696 and recorded as deferred lease costs. Deferred lease costs are amortized over the term of the lease.

The fair value of the warrants granted were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rates used in the model ranged from 4.94% to 5.25%.

During six months ended June 30, 2006, amortization expense related to the deferred loan costs was $125,784, and amortization expense related to deferred lease costs was $19,168.

At June 30, 2006, there were warrants to purchase 590,125 shares of common stock outstanding.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2006

NOTE 8. RELATED PARTY TRANSACTIONS

On November 1, 2005 the Company entered into a services arrangement with Nimble Group, Inc. for the provision of management resources and office space. The arrangement had an initial term of three months which automatically renews every three months if not terminated by either party. The Company, at its own discretion, will decide on the management positions that need to be provided. The office space will be charged at $1,750 per office and $600 per desk. Office space costs were paid to Nimble Group through May 15, 2006 at which time Pure Vanilla leased our own premises as described in Note 5. Nimble Group is controlled by Jed Schutz who is a principal shareholder and director of the Company. Under this arrangement, Nimble Group charged the Company $237,045 during the six months ended June 30, 2006. At June 30, 2006 there also remained un-reimbursed expenses of $1,992 owed to Nimble Group and a pre-paid services balance of $50,000 due from Nimble Group. The pre-paid amount was applied to the August 2006 services invoice. Effective July 1, 2006 the Company will rent space to Nimble Group in the newly leased premises referred to in Note 5 on an as-used basis.

As of January 1, 2006, the Company entered into a Consulting Agreement with NG Outsourcing, Inc., a corporation that is wholly-owned by the Company’s President. Under that agreement, NG Outsourcing provided the services of its employee, the Company’s President, to provide such services as would ordinarily be rendered by a corporate president and the Company paid NG Outsourcing fees of $20,000 per month. The Company also agreed to award stock options to purchase 125,000 shares of the Company’s Common Stock at a purchase price of $.01 per share to a NG Outsourcing employee designated by NG Outsourcing. That agreement expired on June 30, 2006.

On January 10, 2006 the Company entered into a Software License and Services Agreement with Nimble Group, Inc. This agreement relates to the use by the Company of Nimble Group’s software to process prepaid, debit and stored value card transactions. Nimble Group grants the Company a perpetual, limited, non-exclusive, non-transferable license. In consideration of the license rights granted under this agreement the Company paid Nimble Group: a) an initial license fee of $500,000, and b) will pay an amount equal to ten percent (10%) of gross revenue generated through the use of said licensed software. The Company paid the initial license fee of $500,000 in full at June 30, 2006. The initial license fee represents the payment of Nimble Group’s research and development costs incurred on behalf the Company for software to be utilized by the Company and have been expensed as software licensing fees.

On February 21, 2006, the Company issued 1,575,000 shares to consultants, including 700,000 to the Company’s Chief Executive Officer, for services, pursuant to a Board of Directors resolution dated December 5, 2005. In connection with these issuances the Company accrued $15,750 of compensation expense at December 31, 2005.

PART I - Financial Information

Item 2. Management Discussion and Analysis

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties including changing market conditions, competitive and regulatory matters, etc. detailed in the disclosures contained in this Form 10-QSB and other regulatory filings with the U.S. Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Overview

Pure Vanilla eXchange, Inc. (the "Company") was incorporated in the State of Nevada under the name Princeton Power Corporation on August 11, 2004. On November 29, 2004, we changed our name to NVS Entertainment, Inc.

We are the successor to the business of Pure Vanilla eXchange, Inc. ("Old Pure Vanilla"). Old Pure Vanilla was incorporated in the State of Nevada on August 30, 2005. On March 13, 2006, Old Pure Vanilla was merged with our wholly-owned subsidiary, NVS Acquisition Corp., a Nevada corporation which was incorporated on March 1, 2006. Old Pure Vanilla was the surviving entity and became our wholly-owned subsidiary in that merger. In the merger, the shareholders of Old Pure Vanilla became the holders of approximately 80% of our issued and outstanding shares, before giving effect to shares issued to placement agents and other advisors for services rendered in connection with the merger. Old Pure Vanilla was merged into us on April 12, 2006. In connection with the latter merger, we changed our name to Pure Vanilla eXchange, Inc.

Under the name NVS Entertainment, we conducted the business of film acquisition, completion and distribution. That business, which had only nominal income and expenses, was discontinued on or about March 13, 2006. Our sole remaining business is the business of providing the anonymous payment products that enable consumers to pay for adult entertainment.

Plan of Operation

We intend to provide money transfer services using stored value cards and an electronic payment system that enable consumers to pay anonymously for the products and services they wish to buy online. Our products and services will be specifically designed for use in paying for adult entertainment products and services.

PART I - Financial Information

Using the patent-pending technology that we have licensed from Nimble Group and other technology that we intend to develop, consumers will be able to purchase goods and services by using either an online pV Account or a pV Card. Monetary value can be stored in pV Accounts online. Monetary value will be able to be stored on pV Cards at retail outlets in the United States. The use of pV Accounts and/or pV Cards will permit consumers to purchase products and services in a safe and secure environment without having to compromise their identity or credit.

Our anonymous cash transactions will eliminate the merchant’s exposure to charge-backs, reduce processing fees and significantly accelerate cash flow. We will support recurring and "pay per minute" billing and provide dynamic reporting to the merchants. We will also address current challenges that consumers face, such as user anonymity, credit card charge-backs and fraud.

Our revenue model has three components: Loading Fees, Account Management Fees and Processing Fees.

Loading fees are charged to a consumer who purchases a pV Card in a store or funds an online account. We will charge a $4.00 load fee to the consumer in a store. That fee is shared among us, the retailer and the distributor. We will receive 100% of the $2.00 online load fee.

We may charge an account management fee to pV Cardholders and consumers having pV Accounts if there are no transactions on the relevant card or in the relevant account where permitted by law.

Online merchants will be charged a processing fee that is a percentage of the revenue they receive from transactions that involve the use of pV Cards and pV Accounts. We currently do not intend to charge merchants a set-up fee or require a cash reserve, although we may do so in the future. We intend to evaluate the sufficiency of our fee structure on an ongoing basis in light of our experience.

Our costs for online transactions will be comprised of technology licensing costs and bank fees. We have licensed the core technology that we use from Nimble Group and pay Nimble Group a license fee.

In April 2006, we completed a Beta test of our products. Since then, we have begun to sign up websites to accept our products for payment for the goods and services that they sell. On June 23, 2006 we began providing our product to consumers. There were no sales during the period June 23, 2006 through June 30, 2006.

In June 2006 we began to advertise on certain channels of Sirius Radio such as Howard Stern, Playboy Radio and Maxim Radio to attract both consumers and websites. We plan to attend and exhibit at industry and trade shows and intend to sponsor selected industry events to sell cards to consumers and to continue our brand building and networking efforts within the industry. We will also continue to promote our brand through the issuance of press releases and articles on websites and in trade publications.

PART I - Financial Information

Over the next twelve months we expect to introduce two additional products. We believe that there will be a market for a User ID and Password Management service and an Affiliate Program Management service. We intend to introduce such services in order to match the value-added services of our competitors. We intend to continually make adjustments and improvements in our products, software and marketing efforts.

The execution of our plan of operation is dependent upon several factors, including raising sufficient working capital to allow us to implement our plans and the successful launch of our online and stored value card services. There can be no assurance that we will be successful in doing so. We have not generated any revenue since our inception. From inception through the six months ended June 30, 2006 we incurred a net loss of $3,133,800 and a total negative cash flow from operations of $1,931,187. Our continued existence is dependent upon several factors, including raising additional capital, the successful launch of our online and stored value card services and our ability to achieve profitability from the sale of our services. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue providing our products and services throughout 2006, and to execute our business plan, we must continue to raise capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any failure to secure additional financing could impair our ability to achieve our business strategy. Even if we are successful in raising capital, there can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon our having sufficient capital as well as other factors, including our ability to further increase consumer awareness and adoption of our products, our ability to sign up websites that accept our products as a form of payment, general economic and industry conditions, our ability to recruit, train and retain a qualified sales, marketing and customer service staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, that growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to manage an increasing volume of transactions on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased demand or that we will be able to manage our transactions on a timely and cost-effective basis.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of thse financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

PART I - Financial Information

Results of Operations

Six months ended June 30, 2006.

Net Loss. The Company had a net loss of $3,011,844 for the six months ended June 30, 2006 and a net loss since inception of $3,133,800.

Software Licensing Fees.Software licensing fees of $500,000 consist of the initial license fee paid to Nimble Group under the Services Agreement entered into between the two parties on November 1, 2005.

Operating Expenses. Operating expenses were $1,303,392 for the six months ended June 30, 2006 and $1,425,348 since inception.

Operating expenses since the Company’s inception are comprised of expenses of the Company’s corporate office. Included in operating expenses is $746,830 of compensation expense for management and consultants. Approximately 18.5% of operating expenses was the result of non-cash payments in the form of warrants and options. Other items included in the Company’s operating expenses are marketing costs of $369,893, legal and accounting fees of $159,328, insurance of $15,845, travel and entertainment expenses of $42,838, and office related expenses such as rent, telephone and general supplies of $90,614.

Organizational Costs. In connection with the reverse merger in March 2006, the Company paid $225,000 to the former owners of NVS Entertainment, Inc. to repurchase 39,927,452 of their NVS shares which were then cancelled at the closing of the reverse merger. Also included in organization costs are non-cash recapitalization expenses of $792,647 related to the issuance of additional shares in connection with the reverse merger. These costs were recorded for accounting purposes as organizational costs.

Interest Expense. Interest expense is comprised of $45,021 of accrued interest on short-term debt, amortization of deferred loan costs of $125,784, and other financing costs of $20,000.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $480,357. As of August 14, 2006, the Company had cash and cash equivalents of approximately $100,000.

During the six months ended June 30, 2006, the Company used net cash of $1,898,426 for operating activities. Additional cash of $16,702 was used to purchase property and equipment (investing activity). Cash used for operating and investing activities was more than offset by net cash proceeds of $1,971,000 raised through short-term debt and $329,746 raised from the issuance of stock (financing activities).

PART I - Financial Information

During the six months ended June 30, 2006, the Company completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $1,971,000, evidenced by promissory notes issued to the investors (the "Notes"). The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of the stored value card and related working capital requirements, and pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of February 1, 2007 or upon the Company’s first underwritten public offering of its common stock. The Notes provide for an interest rate of 18% in the event of a default.

The Company is anticipating significant expenditures related to the introduction of its products and services to the consumer and business-to-business market places in the areas of marketing and product development. In addition, the Company anticipates a continued need to fund the general operations of the business until such time as the profits derived from the Company’s products exceed the expenditures. Accordingly, the Company plans to raise additional capital through the future issuance of stock or debt to support the development and expansion of our business. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. We may not be successful in our efforts to raise additional capital. Even after we begin to sell our products, we do not yet know if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. The notes to financial statements accompanying this report for the six months ended June 30, 2006, include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

Item 3. Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART I - Financial Information

Our Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Principal Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ending June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - Other Information

Item 1 - Legal Proceeding

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on a Current Report on Form 8-K, we have made the following unregistered sales of equity securities:

We issued to seven private investors three-year warrants to purchase, in the aggregate, 393,875 shares of common stock at an exercise price of $2.00 per share. The warrants were issued in consideration of the investors loaning to us the aggregate amount of $1,971,000. No commissions were paid or payable with respect to this transaction.

In connection with the transactions described above, we issued to two consultants and advisors three-year warrants to purchase 20,000 shares of common stock, in the aggregate, at an exercise price of $2.00 per share. We did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

In consideration of a personal guarantee of our obligations under a lease agreement, we issued to the guarantor warrants to purchase 176,250 shares of common stock at an exercise price of $2.00 per share. We did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

Exemption from registration of all of the foregoing securities is claimed under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 promulgated thereunder. Exemption is claimed based, among other things, upon representations made by each of the recipients of such securities that include, among other things, a representation from each such person that such person is an Accredited Investor within the meaning of Regulation D promulgated under the Act.

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

PART II - Other Information

During the three months ended June 30, 2006, the Company completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $1,605,000, evidenced by promissory notes issued to the investors (the "Notes"). The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of the stored value card and related working capital requirements, and pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of February 1, 2007 or upon the Company’s first underwritten public offering of its common stock. The Notes may be prepaid at any time and from time to time, in whole or in part without premium or penalty. The Notes provide for an interest rate of 18% in the event of a default.

Under the terms of the Notes, the holder may declare a Note immediately due and payable upon the occurrence of any of the following events of default: (i) the Company's failure to pay principal and interest when within ten days after the same is due, or failure to perform any other obligation under the Note or under any other agreement with or obligation to the holder, (ii) the Company's insolvency or liquidation or a bankruptcy event; (iii) the Company's failure to conduct business in the ordinary course, dissolution or termination of existence; (iv) any sale, transfer, pledge, lien, grant of a security interest or other disposition, outside the ordinary course of business, in or of any material assets or a material portion of the assets or business of the Company; (v) any declaration or payment by the Company of any dividend or distribution with respect to or redemption of its capital stock; (vi) the entry of money judgment or similar process in excess of $100,000 if such judgment remains unvacated for 30 days; or (vii) Company’s failure to comply in all material respects with all applicable laws, rules, regulations or orders.

In connection with the issuance of each Note, the Company issued to the investor a warrant (a "Warrant") to purchase that number of shares of common stock at an exercise price of $2.00 per share such that the total consideration paid upon exercise upon the exercise in full of the Warrant equals 25% of the principal amount of the Note. As of June 30, 2006, the Company has issued to the Note holders Warrants to purchase 590,125 shares of common stock.

The Company’s obligations under the Notes are personally guaranteed by Jed Schutz, a principal shareholder and director of the Company. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share.

None

Item 6 - Exhibits

Exhibits

4.1 Form of Promissory Note

4.2 Form of Common Stock Purchase Warrant

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART II - Other Information

31.2 Certification of Principal Financial and Accounting Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - Other Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006

PURE VANILLA EXCHANGE, INC.

By:	/s/ Steven Yevoli
Steven Yevoli, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John A. Cook
John A. Cook
(Principal Financial and Accounting Officer)