Form 10QSB
period 2006-09-30
PURE VANILLA EXCHANGE INC
filed 2006-11-14
CIK 1362377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006	Commission File Number: 000-52023

PURE VANILLA EXCHANGE, INC.
(Exact name of small business issuer specified in its charter)

Nevada	98-0442839
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 13, 2006, the Company had 53,900,031 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Pure Vanilla eXchange, Inc.
(a development stage company)

BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,542
Customer deposits	5,645
Prepaid expenses and other current assets	144,142
Deferred costs, net of accumulated amortization of $230,283	343,378
Total Current Assets	495,707
Property and equipment, net of accumulated depreciation of $1,552	18,573
Deferred costs and other assets	424,895
TOTAL ASSETS	$939,175
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$331,538
Customer deposits	5,645
Short-term loans and accrued interest payable, net of discount of $384,075	1,885,798
Other current liabilities	192,892
Total Current Liabilities	2,415,873
Commitment
Stockholders' Deficit:
Common Stock, $0.001 par value;
Authorized shares - 500,000,000; Issued andoutstanding shares 53,900,031	53,900
Additional paid-in-capital	3,164,480
Accumulated deficit during development stage	(4,695,078)
Total Stockholders' Deficit	(1,476,698)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$939,175

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS

			August 30, 2005
	Nine Months	Three Months	(Date of Inception)
	Ended September	Ended September	to September 30,
	30, 2006	30, 2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$621	$621	$621
Operating expenses:
Software licensing fees	500,000	—	500,000
Other operating expenses	2,433,321	1,129,929	2,555,277
Loss from operations before other expenses	(2,932,700)	(1,129,308)	(3,054,656)
Other expenses:
Organizational costs	(1,017,647)	—	(1,017,647)
Interest expense	(622,775)	(431,970)	(622,775)
Total other expenses	(1,640,422)	(431,970)	(1,640,422)
Net Loss	$(4,573,122)	$(1,561,278)	$(4,695,078)
Basic and diluted net loss per share	$(0.09)	$(0.03)
Weighted average number of shares outstanding	50,650,714	53,900,031

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

				Accumulated
			Additional	Deficit during
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
August 30, 2005 (Date of Inception) (Restated)	10,568,634	$8,563	$(8,563)	$—	$—
Shares issued for cash (Restated)	26,483,492	27,740	99,760	—	127,500
Net loss	—	—	—	(121,956)	(121,956)
Balance at December 31, 2005 (Restated)	37,052,126	36,303	91,197	(121,956)	5,544
Shares issued for cash (Restated)	754,228	790	328,956	—	329,746
Shares issued for services (Restated)	15,036,814	15,750	—	—	15,750
Shares issued for services in connection with the reverse merger	1,056,863	1,057	791,590	—	792,647
Stock Options granted under 2006 Incentive Compensation Plan	—	—	439,693	—	439,693
Warrants issued in connection with guarantee of lease	—	—	421,696	—	421,696
Warrants issued with loans	—	—	1,091,348	—	1,091,348
Net loss	—	—	—	(4,573,122)	(4,573,122)
Balance at September 30, 2006	53,900,031	$53,900	$3,164,480	$(4,695,078)	$(1,476,698)

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

STATEMENT OF CASH FLOWS

		August 30, 2005
	Nine Months	(Date of Inception)
	Ended September	to September 30,
	30, 2006	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,573,122)	$(4,695,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,375	528,375
Issuance of shares and stock options for services	1,248,090	1,248,090
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63,736)	(144,142)
Other assets	(166,127)	(166,127)
Accounts payable	258,329	331,538
Other current liabilities and accrued interest payable	220,373	316,765
Net cash used in operating activities	(2,547,818)	(2,580,579)
Cash flows from investing activities
Purchase of property and equipment	(20,125)	(20,125)
Cash used in investing activities	(20,125)	(20,125)
Cash flows from financing activities
Cash received for common stock	329,746	457,246
Proceeds from short-term loans payable	2,146,000	2,146,000
Cash provided by financing activities	2,475,746	2,603,246
Net (decrease) increase in cash and cash equivalents	(92,197)	2,542
Cash at beginning of period	94,739	—
Cash and cash equivalents at end of period	$2,542	$2,542
Supplemental Disclosures
Income taxes paid	$1,161	$1,161
Non-cash financing activities
Warrants issued for lease guarantee	$421,696	$421,696
Warrants issued for short-term loan guarantees	$410,733	$410,733
Warrants issued with short-term loans	$680,615	$680,615

See notes to financial statements

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

NOTE 1. DESCRIPTION OF DEVELOPMENT STAGE OPERATIONS AND BASIS OF PRESENTATION

Pure Vanilla eXchange, Inc. (the “Company”) was incorporated in the State of Nevada under the name Princeton Power Corporation on August 11, 2004. On November 29, 2004, the Company changed its name to NVS Entertainment, Inc (“NVS”).

The Company is the successor to the business of Pure Vanilla eXchange, Inc. (“Old Pure Vanilla”), a corporation organized under laws of the State of Nevada on August 30, 2005. Since inception, the Company has devoted most of its activities to establishing its business, including raising capital. Accordingly, the Company's financial statements are presented as a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The Company provides an anonymous payment solution specifically designed to facilitate the purchase of products and services online.

On March 13, 2006, the Company completed a recapitalization in the form of a “reverse merger” transaction with Old Pure Vanilla (See Note 2). In the reverse merger, Old Pure Vanilla merged into a wholly owned subsidiary of the Company. The Company acquired all the outstanding capital stock of Old Pure Vanilla and, in consideration, issued 39,927,452 shares of its common stock to Old Pure Vanilla’s shareholders. The Company retired all of its prior existing shares of common stock except for 10,568,634 shares of common stock retained by the original shareholders of NVS.

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

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

Net loss per share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if stock option or warrants to issue common stock were exercised into common stock, which would then share in the earnings of the company. The shares that would be issued upon the exercise of stock options or warrants, totaling 3,112,000, are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Restatement for presentation of reverse merger

The financial statements have been restated to reflect the effects of the reverse merger as of the beginning of the periods presented as opposed to the date of the reverse merger. The effect was to retroactively restate the Statement of Stockholder’s Deficit, weighted average number of shares outstanding and net loss per share as of September 30, 2006. The effect of the restatement to the six months ended June 30, 2006 as previously reported was an increase in the weighted average number of shares outstanding from 34,811,300 to 48,846,392 and a decrease in the basic and diluted net loss per share from a loss of $(0.09) per share to $(0.06) per share. There was no effect to the three months ended June 30, 2006 as previously reported.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the provisions of SAB 108 to have a material impact on its financial position, results of operations or cash flows.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

NOTE 2. REVERSE MERGER

On March 13, 2006, NVS Entertainment, Inc., a Nevada Corporation ("NVS"), completed a reverse merger transaction, in which it caused NVS Acquisition Corp., a Nevada corporation and newly created, wholly owned subsidiary of NVS, to be merged with and into Pure Vanilla eXchange, Inc., a Nevada corporation ("Old Pure Vanilla"). As a result of the merger, the Old Pure Vanilla became a wholly owned subsidiary of NVS, with Old Pure Vanilla's former security holders acquiring a majority of the outstanding shares of NVS's common stock. For financial reporting purposes, Old Pure Vanilla is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of Old Pure Vanilla and are recorded at the historical cost basis of Old Pure Vanilla. Old Pure Vanilla was merged into NVS on April 12, 2006. In connection with the latter merger, NVS changed the name of the company to Pure Vanilla eXchange, Inc.

NVS was a publicly traded company whose shares traded on the “Pink Sheets” and which had at the time of the reverse merger nominal assets and liabilities and no revenues. As part of the merger, NVS issued to the stockholders of Old Pure Vanilla shares of NVS common stock representing approximately 80% of the NVS shares outstanding, before giving effect to the shares issued to placement agents and other advisors. Old Pure Vanilla paid to the controlling shareholder of NVS $225,000 for 39,927,452 shares of common stock of NVS. That amount is included in organizational costs. Old Pure Vanilla's management at the time of the reverse merger assumed their same positions with the publicly traded company.

NOTE 3. GOING CONCERN

Since inception, the Company has recorded aggregate losses from operations of $4,695,078 and has incurred total negative cash flow from operations of $2,580,579. As described in Note 4, the Company secured additional debt financing during the current quarter and as of September 30, 2006 the Company had cash and cash equivalents of $2,542.

Based upon the Company’s current financial condition, subsequent short-term financings as described in Note 9 below, cash forecast, and operating plan, the Company believes that it has adequate cash resources to sustain its operations until December 1, 2006. However, the Company’s continued existence is dependent upon several factors, including the ability to achieve profitability from the sale of the Company’s products. Until such time as the Company can rely on profits generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

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

NOTE 4. SHORT-TERM FINANCING

During the nine months ended September 30, 2006, the Company completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $2,146,000, evidenced by promissory notes (the “Notes”) issued to the investors, including $546,000 from Jed Schutz, a principal shareholder and director of the Company. The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of its web site, its stored value card and related working capital requirements, and to pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of the nine month anniversary of the date of issuance (ranging from February 1, 2007 thru November 1, 2007) or upon the Company’s first underwritten public offering of its common stock. The Notes provide for an interest rate of 18% in the event of a default. As of September 30, 2006, interest in the amount of $97,533 payable on $1,475,000 in principal amount of the Notes is more than ten days past due. Each holder of a Note on which interest is more than ten days past due has the right, upon notice to the Company, to declare the Note and all interest thereon immediately due and payable. As of September 30, 2006, the Company has not received any such notice from a Note holder. In connection with the issuance of each Note, the Company issued to the investor a warrant (a “Warrant”) to purchase that number of shares of common stock at an exercise price of $2.00 per share such that the total consideration paid upon exercise in full of the Warrant equals 25% of the principal amount of the Note. As of September 30, 2006, the Company has issued to the Note holders Warrants to purchase 268,250 shares of common stock (See Note 7).

The Company’s obligations under $1,475,000 of the Notes are personally guaranteed by Jed Schutz. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share (See Note 7).

As of September 30, 2006 the financial statements include $123,873 of accrued interest payable.

NOTE 5. OPERATING LEASE

On April 25, 2006 the Company entered into a non-cancelable operating lease. Under the terms of the lease, the Company is responsible for its share of common area and operating expenses. The term of the lease started on May 15, 2006 and ends on January 30, 2010. As of September 30, 2006, minimum lease commitments required under the lease are as follows:

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

2006	$80,596
2007	322,383
2008	322,383
2009	322,383
2010	26,865
Total minimum lease commitments	$1,074,610

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

The fair value of the options granted during the nine months ended September 30, 2006 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the option. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rate used in the model was 4.77%.

As of September 30, 2006, stock options to purchase 2,500,000 shares of common stock have been granted under the plan. All of the options are currently outstanding. During the nine months ended September 30, 2006, the Company recorded $439,693 of expense related to the plan.

NOTE 7. WARRANTS

During the nine months ended September 30, 2006, the Company issued warrants to purchase 415,750 shares of common stock in connection with the short-term financing as described in Note 4. The fair value of the warrants was estimated to be $1,041,842 and recorded as deferred loan costs and loan discount. Deferred loan costs and discount are amortized over the life of the loan.

During the nine months ended September 30, 2006, the Company issued warrants to purchase 20,000 shares of common stock to two advisors as finder’s fees. The fair value of the warrants was estimated to be $49,506 and recorded as deferred loan costs. Deferred loan costs are amortized over the life of the loan.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

During the nine months ended September 30, 2006, the Company issued warrants to purchase 176,250 shares of common stock in connection with the guarantee of the Company’s obligations under the lease described in Note 5. The fair value of the warrants was estimated to be $421,696 and recorded as deferred lease costs. Deferred lease costs are amortized over the term of the lease.

The fair value of the warrants granted were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rates used in the model ranged from 4.58% to 5.25%.

During nine months ended September 30, 2006, amortization expense related to the deferred loan costs was $478,903, and amortization expense related to deferred lease costs was $47,920.

At September 30, 2006, there were warrants to purchase 612,000 shares of common stock outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

On November 1, 2005 the Company entered into a services arrangement with Nimble Group Inc. for the provision of management resources and office space. The arrangement had an initial term of three months which automatically renews every three months if not terminated by either party. The Company, at its own discretion, will decide on the services that need to be provided. The office space was charged at $1,750 per office and $600 per desk. Office space costs were paid to Nimble Group through May 15, 2006 at which time the Company leased its own premises as described in Note 5. Nimble Group is controlled by Jed Schutz who is a principal shareholder and director of the Company. Under this arrangement, Nimble Group charged the Company $430,770 during the nine months ended September 30, 2006. At September 30, 2006 there remained an unpaid balance of $64,575, representing the September invoice from Nimble Group.

Effective July 1, 2006 the Company rented space to Nimble Group in the newly leased premises referred to in Note 5 on an as-used basis under the same terms as noted above. Under this arrangement, the Company charged Nimble Group $18,000 during the nine months ended September 30, 2006.

On January 10, 2006 the Company entered into a Software License and Services Agreement with Nimble Group, Inc. This agreement relates to the use by the Company of Nimble Group’s software to process prepaid, debit and stored value card transactions. Nimble Group grants the Company a perpetual, limited, non-exclusive, non-transferable license. In consideration of the license rights granted under this agreement the Company paid Nimble Group: a) an initial license fee of $500,000, and b) will pay an amount equal to ten percent (10%) of gross revenue generated through the use of said licensed software. The Company paid the initial license fee of $500,000 in full at September 30, 2006. The initial license fee represents the payment of Nimble Group’s research and development costs incurred on behalf of the Company for software to be utilized by the Company and has been expensed as software licensing fees.

Pure Vanilla eXchange, Inc.
(a development stage company)

Notes to Financial Statements
September 30, 2006

As of January 1, 2006, the Company entered into a Consulting Agreement with NG Outsourcing, Inc., a corporation that is wholly-owned by the Company’s President. Under that agreement, NG Outsourcing provided the services of its employee, the Company’s President, to provide such services as would ordinarily be rendered by a corporate president and the Company paid NG Outsourcing fees of $20,000 per month. The Company also agreed to award 125,000 shares of the Company’s common stock at a purchase price of $.01 per share to an NG Outsourcing employee and a director of the Company. That agreement expired on June 30, 2006.

On February 21, 2006, the Company issued 1,575,000 shares (including the 125,000 shares discussed above) of common stock to consultants, including 700,000 shares to the Company’s Chief Executive Officer, for services, pursuant to a Board of Directors resolution dated December 5, 2005. In connection with these issuances the Company accrued $15,750 of compensation expense at December 31, 2005.

As of September 30, 2006, the Company has completed transactions with several private investors to provide short-term debt financing (as described in Note 4 above), including $546,000 from Jed Schutz, a principal shareholder and director of the Company. The Company has issued warrants to purchase 68,250 shares of common stock at an exercise price of $2.00 per share in connection with these loans. Mr. Schutz personally guaranteed $1,475,000 of short-term debt (as described in Note 4 above). In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share. The Company’s obligations under its’ lease agreement are personally guaranteed by Jed Schutz. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 176,250 shares of common stock at an exercise price of $2.00 per share

NOTE 9. SUBSEQUENT EVENTS

During the period of October 1, 2006 through November 13, 2006, the Company completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $390,000, evidenced by promissory notes (the “Notes”) issued to the investors, including $65,000 from Jed Schutz, a principal shareholder and director of the Company. The Company continues to use the proceeds of this additional financing to fund start-up activities including the promotion of and the launch of its web site, its stored value card and related working capital requirements, and to pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of the first anniversary of the date of issuance or upon the Company’s first underwritten public offering of its common stock. The Notes provide for an interest rate of 18% in the event of a default. In connection with the issuance of each Note, the Company issued to the investors a warrant (a “Warrant”) to purchase that number of shares of common stock at an exercise price of $2.00 per share such that the total consideration paid upon exercise in full of the Warrant equals 25% of the principal amount of the Note. The Company issued to the Note holders Warrants to purchase 48,750 shares of common stock.

PART I – Financial Information

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

Overview

Pure Vanilla eXchange, Inc. (the “Company”) was incorporated in the State of Nevada under the name Princeton Power Corporation on August 11, 2004. On November 29, 2004, we changed our name to NVS Entertainment, Inc.

We are the successor to the business of Pure Vanilla eXchange, Inc. (“Old Pure Vanilla”), a corporation organized under the laws of the State of Nevada on August 30, 2005. On March 13, 2006, Old Pure Vanilla was merged with our wholly-owned subsidiary, NVS Acquisition Corp., a Nevada corporation which was incorporated on March 1, 2006. Old Pure Vanilla was the surviving entity and became our wholly-owned subsidiary in that merger. In the merger, the shareholders of Old Pure Vanilla became the holders of approximately 80% of our issued and outstanding shares. Old Pure Vanilla was merged into us on April 12, 2006. In connection with the latter merger, we changed our name to Pure Vanilla eXchange, Inc.

Under the name NVS Entertainment, we conducted the business of film acquisition, completion and distribution. That business, which had only nominal expenses, was discontinued on or about March 13, 2006. Our sole remaining business is the business of providing anonymous payment products that enable consumers to pay for products and services online.

Plan of Operation

We intend to provide money transfer and payment services using stored value cards and an electronic payment system that enables consumers to pay anonymously for the products and services they wish to buy online. Our products and services will be specifically designed for use in paying for products and services online.

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

PART I – Financial Information

Our anonymous cash transactions will eliminate the merchant’s exposure to charge-backs, reduce processing fees and significantly accelerate cash flow. We will support recurring and “pay per minute” billing and provide dynamic reporting to the merchants. We will also address current challenges that consumers face, such as user anonymity, credit card charge-backs and fraud.

Our revenue model has three components: loading fees, account management fees and processing fees.

Loading fees are charged to a consumer who purchases a pV Card in a store or funds an online account. We will charge a $4 load fee to the consumer in a store. That fee is shared among us, the retailer and the distributor. We will receive 100% of the $2 online load fee.

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
.
Over the next twelve months we expect to introduce two additional products. We believe that there will be a market for a User ID and Password Management service and an Affiliate Program Management service. We intend to introduce such services in order to match the value-added services of our competitors. We intend to continually make adjustments and improvements in our products, software and marketing efforts. Subject to raising additional capital, the Company anticipates that it may need to hire a number of additional employees. The Company’s future performance will depend highly upon its ability to attract and retain experienced personnel. The hiring of such personnel is competitive and there can be no assurance that the Company will be able to attract and retain qualified personnel for the development of its business

PART I – Financial Information

The execution of our plan of operation is dependent upon several factors, including raising sufficient working capital to allow us to implement our plans and the successful launch of our online and stored value card services. There can be no assurance that we will be successful in doing so. We have generated revenues of $621 since our inception. From inception through September 30, 2006 we incurred a net loss of $4,695,078 and a total negative cash flow from operations of $2,580,579. Our continued existence is dependent upon several factors, including raising additional capital, the successful launch of our online and stored value card services and our ability to achieve profitability from the sale of our services. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue providing our products and services beyond December 1, 2006, and to execute our business plan, we must continue to raise capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any failure to secure additional financing could impair our ability to achieve our business strategy. Even if we are successful in raising capital, there can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon our having sufficient capital as well as other factors, including our ability to further increase consumer awareness and adoption of our products, our ability to sign up websites that accept our products as a form of payment, general economic and industry conditions, our ability to recruit, train and retain a qualified sales, marketing and customer service staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, that growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to manage an increasing volume of transactions on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased demand or that we will be able to manage our transactions on a timely and cost-effective basis.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

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

PART I – Financial Information

Results of Operations

For the three months ended September 30, 2006.

Net Loss. The Company had a net loss of $1,561,278 for the three months ended September 30, 2006.

Operating Expenses. Operating expenses were $1,129,929 for the three months ended September 30, 2006.

Operating expenses are comprised of expenses of the Company’s corporate office. Included in operating expenses for the three months ended September 30, 2006 is $365,735 of compensation expense for management and consultants, and $175,548 of non-cash payments in the form of warrants and options. Other items included in the Company’s operating expenses are marketing costs of $245,974, legal and accounting fees of $147,813, travel and entertainment expenses of $73,765, and office related expenses such as rent, telephone and general supplies of $121,094.

Interest Expense. Interest expense was $431,970 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2006 is comprised of $78,852 of accrued interest on short-term debt, amortization of deferred loan costs of $353,118.

For the nine months ended September 30, 2006.

Net Loss. The Company had a net loss of $4,573,122 for the nine months ended September 30, 2006 and a net loss since inception of $4,695,078.

Software Licensing Fees. Software licensing fees of $500,000 consist of the initial license fee paid to Nimble Group under the Services Agreement entered into between the two parties on November 1, 2005.

Operating Expenses. Operating expenses were $2,433,321 for the nine months ended September 30, 2006 and $2,555,277 since inception.

Operating expenses are comprised of expenses of the Company’s corporate office. Included in operating expenses for the nine months ended September 30, 2006 is $753,820 of compensation expense for management and consultants, and $439,694 of non-cash payments in the form of warrants and options. Other items included in the Company’s operating expenses are marketing costs of $594,809, legal and accounting fees of $289,672, insurance of $24,833, travel and entertainment expenses of $107,616, and office related expenses such as rent, telephone and general supplies of $222,877.

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

PART I – Financial Information

Interest Expense. Interest expense was $622,775 for the nine months ended September 30, 2006 and since inception. Interest expense is comprised of $123,873 of accrued interest on short-term debt, amortization of deferred loan costs of $478,902, and other financing costs of $20,000.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $2,542.

During the nine months ended September 30, 2006, the Company used net cash of $2,547,818 for operating activities. Additional cash of $20,125 was used to purchase property and equipment (investing activity). Cash used for operating and investing activities was substantially offset by net cash proceeds of $2,146,000 raised through short-term debt and $329,746 raised from the issuance of stock (financing activities).

During the nine months and three months ended September 30, 2006, the Company completed transactions with private investors to provide short-term debt financing in the aggregate amount of $2,146,000 and $175,000 respectively. This short-term debt financing is evidenced by promissory notes (the “Notes”) issued to the investors. The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of the stored value card and related working capital requirements, and pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of the nine month anniversary of the date of issuance or upon the Company’s first underwritten public offering of its common stock. The Notes provide for an interest rate of 18% in the event of a default. Currently, $1,475,000 of the notes are in default as interest has not been paid. Notice of default has not been received from any of the note holders.

Based upon the Company’s current financial condition, subsequent short-term financings as described in Note 9 to the financial statements above, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until December 1, 2006. The Company is anticipating significant expenditures related to the introduction of its products and services to the consumer and business-to-business market places in the areas of marketing and product development. In addition, the Company anticipates a continued need to fund the general operations of the business until such time as the revenues derived from the Company’s products exceed the expenditures. Accordingly, the Company plans to raise additional capital through the future issuance of stock or debt to support the development and expansion of our business. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business. We may not be successful in our efforts to raise additional capital. Even after we begin to sell our products, we do not yet know if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. The notes to financial statements accompanying this report for the nine months ended September 30, 2006, include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

PART I – Financial Information

Item 3. Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – Other Information

Item 1 - Legal Proceeding

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on a Current Report on Form 8-K, we have made the following unregistered sales of equity securities:

We issued to two private investors three-year warrants to purchase, in the aggregate, 21,875 shares of common stock at an exercise price of $2.00 per share. The warrants were issued in consideration of the investors loaning to us the aggregate amount of $175,000. No commissions were paid or payable with respect to this transaction.

Exemption from registration of all of the foregoing securities is claimed under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Exemption is claimed based, among other things, upon representations made by each of the purchasers of such securities that include, among other things, a representation from each such person that such person is an Accredited Investor within the meaning of Regulation D promulgated under the Act. The securities issued in the transactions above were not offered or sold by any form of general solicitation or general advertising.

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

During the three months ended September 30, 2006, the Company completed transactions with two private investors to provide short-term debt financing in the aggregate amount of $175,000, evidenced by promissory notes issued to the investors (the “Notes”). The Company is using the proceeds of the financing to fund start-up activities including the promotion of and the launch of the stored value card and related working capital requirements, and pay legal and other professional fees related to the financing. Interest on each Note accrues at a rate of 15% per year and is payable monthly, with the principal becoming due on the earlier of nine months from the date of issue or upon the Company’s first underwritten public offering of its common stock. The Notes may be prepaid at any time and from time to time, in whole or in part without premium or penalty. The Notes provide for an interest rate of 18% in the event of a default.

PART II – Other Information

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

In connection with the issuance of each Note, the Company issued to the investors warrants to purchase in the aggregate 21,875 shares of common stock at an exercise price of $2.00 per share.

None

Item 6 - Exhibits

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

PART II – Other Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

PURE VANILLA EXCHANGE, INC.

By:	/s/ Florian Schuhbauer
Florian Schuhbauer, President
(Principal Executive Officer)

By:	/s/ John A. Cook
John A. Cook
(Principal Financial Officer)