Form 10KSB
period 2006-12-31
PURE VANILLA EXCHANGE INC
filed 2007-04-17
CIK 1362377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ________________to________________

Commission file number: 000-52023

PURE VANILLA EXCHANGE, INC.
(Name of small business issuer in its charter)

Nevada	98-0442839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

805 Third Avenue, 15th Floor, New York, NY 10022
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (212) 972-1600

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act) Yes  ☐  No ☒

State issuer’s revenue for its most recent fiscal year: $77,568.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,710,393 (computed by reference to the closing sale price of the registrant’s common stock on April 13, 2007 as reported on the OTC Bulletin Board).

As of April 13, 2007 there were 70,826,542 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes   ☐ No ☒

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” as well as other sections in this annual report. The occurrence of any of the events discussed under the heading “Risk Factors” could materially adversely affect our business, results of operations and financial condition and, if any of these events occurs, the market price of our common stock could decline and holders of our common stock could lose all or part of their investment in our common stock.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this annual report. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

Pure Vanilla eXchange, Inc. is an electronic payment processing facilitator that provides products and services that enable customers to pay for, and merchants to receive payment for, goods and services. We provide our products and services utilizing both our own proprietary network and other networks owned and operated by third parties. Except as the context otherwise requires, when we refer in this annual report to our company and operations, we are including those of both Pure Vanilla eXchange and our wholly owned subsidiary, Nimble Group, Inc.

Our principal executive office is located at 805 Third Avenue, 15th Floor, New York, New York and our telephone number is (212) 972-1600.

Our Corporate History

We were incorporated in the State of Nevada under the name Princeton Power Corporation on August 11, 2004. On November 29, 2004, we changed our name to NVS Entertainment, Inc.

On August 30, 2005, the principals of Nimble Group, Inc., a Delaware corporation, organized a Nevada corporation under the name Pure Vanilla eXchange, Inc. Throughout this annual report we refer to Nimble Group, Inc. as “Nimble” and to the Nevada corporation organized by Nimble’s principals as “Old Pure Vanilla”. In October 2005, Old Pure Vanilla offered each Nimble shareholder the right to acquire shares of Old Pure Vanilla at a nominal price in amounts pro rata to their share ownership in Nimble, with rights of over-subscription. Old Pure Vanilla also issued shares to its management at a nominal price.

On March 13, 2006, our wholly-owned subsidiary, NVS Acquisition Corp., a Nevada corporation, merged with and into Old Pure Vanilla. Old Pure Vanilla survived the merger as our wholly-owned subsidiary. In consideration of the merger, we issued the shareholders of Old Pure Vanilla shares of our common stock and the shareholders of Old Pure Vanilla became the holders of approximately 80% of our issued and outstanding common stock. On April 12, 2006, Old Pure Vanilla was merged into us and we changed our name to Pure Vanilla eXchange, Inc.

On December 31, 2006, PVNX Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Nimble. Nimble survived the merger as our wholly-owned subsidiary. In consideration of the merger, each outstanding share of Nimble common stock was converted into shares of our common stock and each security convertible into or exercisable for shares of Nimble common stock became convertible into or exercisable for shares of our common stock. As a result of the merger, the former holders of Nimble common stock and securities convertible into or exercisable for shares of Nimble common stock held approximately 40% of our common stock on a fully-diluted basis.

Business History

Under the name NVS Entertainment, we conducted the business of film acquisition, completion and distribution. We discontinued our film business, which had only nominal revenues and expenses, in connection with our acquisition of Old Pure Vanilla in March 2006.

Since March 2006, we have been engaged in the electronic payments services business. We provide card programs and electronic payment services that enable consumers to pay anonymously for the products and services they buy via the Internet and to pay taxes and other fees to government agencies electronically, in person, online and over the telephone. Early adopters of our products and services have included consumers who wanted to protect their identity and credit card data in the purchase of online adult content.

We provide our electronic payment services through our proprietary, defined-access, closed-loop network of physical and virtual terminals. At the core of our network is our proprietary NimBill™ technology. Our NimBill technology allows our network to process and facilitate varied forms of electronic payment such as person-to-person, credit/debit/stored value/prepaid cards and electronic check/ACH. Our NimBill technology was developed by our subsidiary, Nimble, which has been engaged in the electronics payment business since 1994.

From March 2006 until our acquisition of Nimble in December 2006, we licensed our NimBill technology from Nimble and obtained the services of certain Nimble employees, including senior management, and office space and support services from Nimble pursuant to a license and service agreement that was entered into in connection with the organization of Old Pure Vanilla. We paid Nimble for those services on a fee-for-service basis that we believe was fair to both parties, but which was not negotiated on an arms-length basis because the same people were in control of both companies. Since our acquisition of Nimble, we have combined our operations with Nimble’s and we now share office space and the services of our employees. We report Nimble’s financial results on a consolidated basis with our own.

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to merchants and their customers, government agencies, and others. Generally, the payment processing market continues to transition from traditional financial institution providers to independent entities that provide specific solutions to their customers. We believe merchants are seeking more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information and that we can provide such products and services.

Our products and services employ technologies that enable merchants to accept payments from a diverse consumer base using a wide variety of payment methods. Cash, credit cards, debit cards, stored value cards, prepaid cards, Automated Clearing House (ACH) payments, ATM, check and wire transfer are examples of methods by which consumers can pay for the goods and services that they purchase. They can do so using any type of currency. Each of these payment methods serves multiple constituencies and represents a different value to a merchant. Examples of the payment methods now available include:

•
Prepaid cards and accounts, which a customer funds and then uses to pay for goods and services, in much the same manner as a debit card. The volume of transactions made using such cards is expected to surpass $100 billion annually by 2007 according to a report published by the Tower Group in January 2006.

•
ACH, which provides inter-bank clearing of electronic payments for ACH participating depository financial institutions. According to NACHA-The Electronic Payments Association, 14 billion ACH transactions were completed in 2005, representing an increase of 16.2% over 2004. The dollar value of those transactions was approximately $3.2 trillion.

•
Stored value cash cards and accounts, which can be used to provide branded, highly personalized or anonymous retail and e-tail marketing programs. Stored-value cash cards and accounts are funded by the consumer and may be reloaded with additional funds multiple times. Stored-value cash cards are now being used instead of paper gift certificates at an increasing rate.

•
Payroll cards, which are increasingly being used by employers to pay their employees. Value is electronically “loaded” by the employer onto the employee’s card and the card can then be used by the employee to purchase goods and services, typically through existing debit card networks.

•	Online transactions in which the purchaser’s identity is protected.

There are also untapped markets that provide opportunities for the introduction of payment technologies. Large numbers of merchants are seeking access to the growing number of persons who are “un-banked” (that is, without banking relationships), including some members of the Hispanic community and the youth population. These consumers currently have limited access to credit cards or payment methods other than cash. Vendors of goods and services marketed to these demographics are actively seeking suppliers of cashless payment mechanisms for distribution to and use by those markets. Products such as our stored value cards are ideally suited to those markets.

Today, the networks for processing electronic payments are disparate. Each type of payment has different processing requirements. However, the increasing size of the electronic payments market is creating a growing demand for integrated processing solutions. In addition to being able to process a variety of payment types, a successful integrated processing network must be secure, quick and capable of providing vendors with business-enhancing information, such as information useful in loyalty and incentive programs. Our plan is to provide integrated solutions that will meet all these needs and we currently provide products and services that satisfy some of them.

Our Business

We are developing a suite of payment products and services that are intended to address the needs of both large established markets and rapidly emerging markets. To date, three of our products and services are commercially available. The payment products and services we currently offer and those we are developing are each intended to serve as both a stand-alone revenue-generating solution to an existing market need and as part of a synergistic business model. To date, we have focused our efforts on specific segments of the payment market and intend to continue to grow our business on a segment-by-segment basis. We have identified and focused our efforts on entering three key, strategic segments of the electronic payments market: payment gateways, stored value and proprietary networks. We expect our foothold in these market segments to provide a basis for expansion of our business into additional markets.

Payment Gateway

We have created patent pending proprietary software which enables integration directly into the payment processing system of many leading processors, including Global Payments, Inc., one of the largest payment processors for merchant services, to serve as a payment gateway for processing credit and debit cards. The creation of this payment gateway allows us to be an integrated payment processor in markets such as government (state and local) as well as fast food or quick service restaurants (QSRs) where we currently have existing products and services deployed.

Through our NimBill Government division we provide state and local government agencies the ability to accept credit and debit cards as a form of payment for taxes and fees, at no cost to the agency, in person, online and by phone. NimBill Government generates revenues by charging the cardholder a convenience/service fee based in part upon the amount of the payment transaction. Charging a fee to the cardholder rather than the government agency (merchant) is not ordinarily permitted by card issuers and we do so, with respect to some card issuers, after obtaining the consent of the card issuer on an agency by agency basis and, with respect to other card issuers, in connection with pilot programs maintained by those issuers We are currently actively processing credit and debit card transactions for government agencies in New York, Kentucky, Montana, Arizona and Wyoming. We expect to expand NimBill Government’s operations to additional state and municipal agencies and offices.

We also facilitate payments for credit and debit card transactions for various QSRs through our BreezeOne product which allows us to completely integrate with certain point of sale (POS) terminals operated by PAR Technologies, Inc. and act as a payment gateway. PAR Technologies is the leading operator of POS terminals in the QSR industry. In this business, we integrate with a restaurant’s POS terminal and route the transactions through a direct link into Global Payments’ backend. We generate a fee from each transaction we process.

Stored Value

We have created one of the first secure stored value card/payment systems to facilitate the online purchases of products and services discreetly. This solution is specifically designed to tackle the issues of credit card fraud and identity theft. Through our patent-pending technology, consumers are able to purchase content and products online by either funding an online account (a Pure Vanilla Account) or by purchasing a card (a Pure Vanilla Card) online in a safe and secure environment without compromising their identity or credit. Early adopters of our products and services have included consumers who wanted to protect their identity and credit card data in the purchase of online adult content.

The anonymous payment transactions made possible by our stored value products eliminate the merchant’s exposure to charge-backs, reduce processing fees and significantly accelerate cash flow. Through our stored value products we support recurring and “pay per use” billing and provide dynamic reporting to the merchants. We also address current challenges that consumers face, such as user anonymity and credit card fraud.

Our revenue model has three components: loading fees, account management fees and processing fees.

•
We charge a $4.00 loading fee to each consumer who purchases a Pure Vanilla Card in a store or who funds a Pure Vanilla Account online. We pay a percentage of the loading fees attributable to Pure Vanilla Cards to our retail distributors but is not shared in online funding transactions.

•
We charge online merchants a processing fee equal to a percentage of the revenue they receive from transactions that involve the use of Pure Vanilla Cards and Pure Vanilla Accounts. We currently do not charge merchants a set-up fee or require a cash reserve, although we may do so in the future. We intend to evaluate the sufficiency of our fee structure on an ongoing basis in light of our experience.

•	We may charge an account management fee to card and accountholders if there is no transaction activity on the relevant Pure Vanilla Card or in the relevant Pure Vanilla account where permitted by law.

Proprietary Network

We have created a proprietary network in which we can process transactions for stored value cards and accounts and person-to-person payments. This network allows for the distribution, activation and processing of such cards and accounts without using any third party processing (rail) networks, which eliminates costs, increases speed and most importantly protect the authenticity of transactions to mitigate security risks. By owning this network, we are able to offer true loyalty programs since the entire transaction process flow goes through a single network thereby allowing for greater customer data which merchants can use to provide increased value to a customer.

We intend to provide our electronic payment service directly to consumers via our websites www.purevanilla.com, www.nimblegroup.com, www.nimbill.com and www.breezeone.com and to distribute our stored value cards through retail outlets that will sell and load monetary value onto our cards. These retail stores could include convenience stores, bodegas, gasoline service stations and retailers that sell adult material. Consumers will be able to either go to those retailers and purchase and store monetary value on a stored value card or go to our website and fund an online account. They will then be able to purchase goods or content at our participating websites up to the value stored on their cards or in their accounts.

Competition

The market for electronic payment products and services is highly competitive. Our primary competitors include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. In the government payments market our competitors include Link2Gov, a subsidiary of Metavante Corporation, and Official Payments, a subsidiary of Tier Technologies. In the stored value market our competitors include InComm and NFinanSe. Please see the information below under the caption “Risk Factors - Our competitors are larger and have greater financial and operational resources than we do, which may give them advantages in our market.”

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction payment processing solutions to merchants and their customers in specific under-served market segments. Our solutions include vertical market functionality, anonymity where desired by the customer, and sophisticated reporting features that add value to the information obtained from our payment processing databases. We also believe that our knowledge of under-served market segments enables us to offer specific, integrated solutions to our customers.

Marketing

We believe that significant opportunities exist for continued growth in the application of electronic transaction payment processing. Large numbers of merchants are seeking access to the growing number of persons who are “un-banked” (that is, without banking relationships), including some members of the Hispanic community and the youth population. These consumers currently have limited access to credit cards or payment methods other than cash. Vendors of goods and services marketed to these demographics are actively seeking suppliers of cashless payment mechanisms for distribution to and use by those markets. We believe that products such as our stored value cards are ideally suited to those markets and accordingly we have focused our marketing efforts on those markets.

In March 2006, The Nilson Report (a leading source of news and information on consumer payments systems) reported that worldwide annual Visa and MasterCard purchase volume increased 15% to over $3.8 trillion in 2005. In February 2006, The Nilson Report estimated that more than $1.7 trillion of annual consumer spending is charged using Visa and MasterCard cards in the United States, a $0.2 trillion, or 13%, increase from its comparable February 2005 estimate of $1.5 trillion.

Intellectual Property; Research and Development

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technology and other proprietary information. We have filed two United States patent applications relating to our business processes. Our applications currently remain pending. In the future we may file foreign patent applications. We intend to continue to rely on patent, trademark, service mark, copyright and trade secret laws, as applicable, and on restrictions on disclosure and transfer of title and other methods.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Please see the information below under the caption “Risk Factors - Our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.”

During our 2006 and 2005 fiscal years, we incurred approximately $863,000 and $622,000 of software development costs in connection with the development of our NimBill technology.

Regulation

Various aspects of our business and planned businesses are subject to U.S. federal, state and local regulation. Our failure to comply with applicable regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of our services and planned services also are subject, indirectly through our relationship with a payment processing provider, to rules promulgated by various payment networks such as Visa and MasterCard and others may become subject to such rules in the future, as more fully described below.

Regulation of Internet Transactions

Because we are engaged in financial transactions involving the transfer of money, including transfers over the Internet, new laws and regulations that will affect us may be adopted. Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services that could be applicable to our business. In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. Congress is considering laws regarding Internet taxation. In addition, various states are considering legislation directed to electronic commerce which if enacted could affect our business. The applicability of many of these laws to our business is uncertain and could expose us to substantial liability. Any new legislation or regulation, or the application of existing laws and regulations to our business, could materially and adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially and adversely affect us.

Money Transmitter Regulation

The laws of a number of states require that persons engaged in the business of transmitting money register or become licensed. We are not currently engaged in that business in any jurisdiction, and therefore have not filed any registration or licensing applications. However, the business in which we intend to become engaged is likely to be classified and subject to licensure as a money transmittal business under the laws of some states. We intend to apply for and to become licensed in each jurisdiction in which we are transacting business and in which the business that we transact requires such licensure. We are not aware of any factors relating to our business, our officers and directors or our principal shareholders that would prevent us from becoming so licensed where necessary. We do not expect any licensing requirements to have any material effect on our business or operations.

Inactivity Fees

One of the components of our income is a fee that we charge consumers if a Pure Vanilla Card or Pure Vanilla Account is inactive for more than 90 days. Some states have enacted, or are considering enacting, laws that will preclude us from charging, collecting or retaining such fees. If we transact business or are subject to regulation in states that have such laws or regulations, there could be an adverse effect on our income. That effect could be material.

Patriot Act

The Patriot Act was enacted into law in 2001. Among other things, the Patriot Act requires certain persons (including businesses which are involved in cash transactions involving more than $10,000) to file suspicious activity reports, to take certain special measures and satisfy certain due diligence requirements to combat foreign money laundering. The Patriot Act also establishes minimum new customer identification standards and recordkeeping requirements and contains certain recommended methods for verification of the identity of foreign customers. Certain information is required to be shared with law enforcement agencies. Covered businesses are required to have certain training programs and internal policies, procedures and controls in place. It is possible that certain of our activities will require compliance with the Patriot Act, and we intend to so comply.

Privacy and Information Security Regulations

We provide services that may be subject to various state and Federal privacy laws and regulations. Relevant Federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions. Federal privacy laws restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

We comply with standards such as the PCI Data Security Standard and in January 2007, we received Level 1 CISP (Cardholder Information Security Program) certification. The PCI Data Security Standard represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information. Initially created by aligning Visa’s Account Information Security (AIS)/Cardholder Information Security (CISP) programs with MasterCard’s Site Data Protection (SDP) program, the standard provides an actionable framework for developing a robust account data security process - including preventing, detecting and reacting to security incidents. Participation in this program is often a prerequisite for participating in payment processing programs of Visa and MasterCard. As part of the program, our systems must be monitored internally and are subject to periodic compliance audits.

Association and Network Rules

We are not currently directly subject to network and association rules, but must remain compliant with the PCI Data Security Standard described above to process certain payment transaction through third party payment processors such as Global Payments, Inc. In addition we plan to participate in the Visa Tax Payment Pilot Program and the MasterCard Convenience Fee Program in connection with the services we offer to government agencies. Participation in these programs will require us to comply with the program rules, as well as remaining compliant with these data security standards. The failure to comply could prevent us from entering the programs or subject us to program fines and fees.

Employees

We had 14 employees as of April 13, 2007, all but one of whom are employed full time. None of these employees is covered by a collective bargaining agreement, and our management believes that our relations with our employees are good.

 AVAILABLE INFORMATION

Our Internet website is located at http://www.purevanilla.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. You may also request a copy of our filings at no cost by writing us at: Pure Vanilla eXchange, Inc., 805 Third Avenue, 15th Floor, New York, NY 10022, Attention: Mr. John Cook, Corporate Secretary, or telephoning us at: (212) 972-1600.

RISK FACTORS

In addition to the other information included in this annual report, the following factors should be carefully considered in evaluating our business, financial position and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or future prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially adversely affect our business, financial position or future prospects.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our need for additional financing is acute and failure to obtain adequate financing could lead to the financial failure of our company in the future.

Our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. We require additional funds to repay our loans upon their scheduled maturity, continue to meet our liquidity needs, maintain operations and realize our business plan. We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. Management is seeking to raise capital that will provide the funds needed to continue our business operations and realize our business plans. Presently, we do not have any commitment from any person regarding any additional capital and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds on an immediate basis, we will need to further curtail expenses, reduce planned sales and marketing and research and development efforts, forego business opportunities and cease operations. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

Our independent registered public accounting firm’s report accompanying our consolidated financial statements for the year ended December 31, 2006 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. We believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or satisfaction of liabilities should we be unable to continue as a going concern.

We have a history of losses and we expect these losses to continue for the foreseeable future.

To date we have incurred significant net losses. We incurred net losses applicable to common stockholders of $14,119,692 and $3,328,860 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $31,070,026. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and services. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expenses for research and development, sales and marketing, administration as continue to execute our business plan.

A default by us under our senior secured promissory note would enable the note holder to take control of all of our assets.

On December 22, 2006, we entered into a securities purchase agreement with an institutional investor, pursuant to which we issued and sold to the investor a senior secured convertible promissory note in the principal amount of $1,500,000 and a warrant to purchase 450,000 shares of our common stock at an exercise price of $2.48782 (subject to adjustment). The aggregate purchase price paid by the investor for the note and the warrant was $1,424,500. Interest on the note accrues at the annual rate of 10.0% and is payable, in cash, monthly in arrears beginning on February 1, 2007 and on the first day of each calendar month thereafter until the maturity date of the note. Upon the occurrence and during the continuation of an event of default, interest on the note shall accrue at the annual rate of 15.0%. The principal amount of the note is due and payable in monthly installments of $250,000 beginning on July 1, 2007 and on the first day of each calendar month thereafter until paid in full.  The note is scheduled to mature on December 26, 2007.

To secure our obligations under the note, we granted the investor a security interest in all of our assets (including, without limitation, those of Nimble) pursuant to the terms and conditions of a security agreement. The security interest terminates upon payment or satisfaction of all of our obligations under the note. We believe that we will be able to satisfy these obligations when due only by raising funds from the sale of our debt or equity securities. We currently have no commitment for such funds. A default by us under the note would enable the investor to foreclose on all of our assets. The investor has no operating experience in our line of business and any foreclosure could force us to substantially curtail or cease our operations.

Our current operations have a limited operating history, which make us a speculative investment.

Although we launched PureVanilla.com in August 2006 and NimBill Government and BreezeOne in September 2005 and March 2003, respectively, prior to our acquisition of Nimble in December 2006, we devoted substantially all our efforts to establishing a new business and had not generated any significant revenues and were therefore regarded for financial reporting purposes as a “development stage company”. Accordingly, we are subject to all of the risks inherent in the establishment of a new business enterprise in a nascent and evolving field. Our limited operating history makes it difficult to evaluate our financial performance and prospects. No assurance can be made at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

Our success depends, in part, on our ability to adequately protect our proprietary rights and to operate without infringing on the proprietary rights of third parties. We currently have United States patent applications pending and in the process of being filed and in the future we may file foreign patent applications. There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct our business, that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, there can be no assurance that others will not independently develop similar or superior technologies, duplicate elements of our payment processing technology or design around it.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Our competitors are larger and have greater financial and operational resources than we do, which may give them advantages in our market.

Our competitors and potential competitors include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. In the government payments market our competitors include Link2Gov, a subsidiary of Metavante Corporation, and Official Payments, a subsidiary of Tier Technologies. In the stored value market our competitors include Incomm and NFinanSe. These and our other competitors and potential competitors are larger than we are and have access to significantly greater financial, technical, sales and marketing and operational resources than we have. As a result, our competitors may devote greater resources to the development, promotion, sale and support of their products and services. Many of our competitors also have large market capitalizations or cash reserves and may be able to acquire new technologies or products through acquisitions or licensing arrangements. In addition, our competitors may have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. Many of our competitors already have products and services that are well established in the markets in which we compete. All of these advantages may permit our competitors to develop and market products and services that are more secure, less expensive or more widely accepted than our products and services. There can be no assurance that our current products and services or those we may develop will be able to compete successfully with our competitors’ existing products and services or those they may develop.

In order to remain competitive and to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments market in which we compete includes a wide range of products and services including electronic transaction payment processing, consumer money transfer, transaction reporting and other customer support services. This market is characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of research and development projects including the development of a new front-end platform for electronic payments processing. These projects carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payment market these risks are even more acute. Our market is constantly experiencing rapid technological change. Any delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments market are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased expenses, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

We depend on third parties to provide our products and services and any failure by these third parties to perform their obligations satisfactorily could hurt our reputation, operating results and competitiveness.

We rely on third parties to provide our products and services. We have an agreement with a merchant account provider to provide payment processing services to us. Our merchant account provider in turn relies on a third party payment processor to complete payment transactions. We have no contractual relationship with the payment processor. We also rely on a third-party co-location facility for our primary data center. The failure of any of these third parties to meet their contractual obligations, our inability to obtain favorable contract terms, failures or defects attributable to these third parties or their products, or the discontinuation of the services of a key subcontractor or vendor could result in significant cost and liability, diminished operating results and damage to our reputation and competitive position.

Security breaches or system failures could harm our reputation and adversely affect future operating results.

We collect personal consumer data, such as names, credit and debit account numbers, checking account numbers, and payment history records. We process that data, and deliver our products and services, by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect this sensitive data and to prevent failure of, and to provide backup for, our systems, we cannot be certain that our measures will be successful. A security breach or other misuse of such data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breaches or failures, expose us to unbudgeted or uninsured liability, increase our risk of regulatory scrutiny including the imposition of penalties and fines under state, federal and foreign laws, and adversely affect our continued Visa and MasterCard certification and financial institution sponsorship.

Reduced levels of consumer spending can adversely affect our revenues and earnings.

Significant portions of our revenue are derived from fees from processing consumer credit card and debit card transactions. Any recession or economic downturn could negatively impact consumer spending and adversely affect our revenues and earnings.

In order for us to grow and achieve profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

Our future growth and profitability depend upon our expansion within the market in which we currently operate, the further expansion of this market, the emergence of other markets for electronic transaction payment processing, including Internet payment systems, and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we are continually looking for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the benefits we anticipated. Once completed, investments and alliances may not realize the value that we expect.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop products and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing electronic payments and money transfer markets, we may not be able to continue to grow our revenues and earnings.

Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

From time to time, Visa and MasterCard increase the fees (interchange and assessment fees) that they charge our processor, which they may pass along to us. We could attempt to pass these increases along to our customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our profit margin.

Current or future card association rules and practices could adversely affect our business

Our failure to comply with card association rules could prevent our participation in programs for the utilization of our services and adversely affect our ability to offer services to potential customers. The failure to comply with such rules may also subject us to fines and penalties.

Utility and system interruptions or processing errors could adversely affect our operations.

In order to process transactions promptly, our computer equipment and network servers must be functional on a 24-hour basis, which requires access to telecommunications facilities and the availability of electricity. Furthermore, with respect to certain processing services, we are dependent on the systems and services of third party vendors. Telecommunications services and the electricity supply are susceptible to disruption. Computer system interruptions and other processing errors, whether involving our own systems or the systems operated by our third party vendors, may result from such disruption or from human error or other unrelated causes. Any extensive or long-term disruptions in our processing services could cause us to incur substantial additional expense and the loss of customers, which could have an adverse effect on our operations and financial condition.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operation, the rapidly changing transaction processing and money transfer industries, and the selected markets in which we offer our services. One of our executive officers serves on a part-time basis. It is possible that the loss of the services of one or a combination of our key personnel would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage, and retain additional qualified management and technical personnel as we grow. We cannot guarantee that we will continue to attract or retain such personnel.

We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our customers, in which case our profitability could be adversely affected.

Payment processing companies like us may be subject to taxation by various jurisdictions on our net income or certain portions of our fees charged to customers for our services. Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our customers, our costs will increase, reducing our net income.

Material breaches in our security systems may have a significant effect on our business.

The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operation of our business. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. We also have what we deem sufficient security around the system to prevent unauthorized access to the system. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure. The loss of confidential information could result in losing the customers’ confidence and thus the loss of their business.

Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may require significant product redevelopment efforts or may reduce the market for or value of our products.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase or decrease the cost of doing business or affect the competitive balance. We cannot predict whether any of this potential legislation will be enacted or whether any credit card association rule or other industry standard will change, and if enacted or changed, the effect that it would have on our financial position or results of operations. These changes may require us to incur significant expenses to redevelop our products, but there is no guarantee that we would be successful or that there would be a market for or value of our products. Also, if we do not comply with laws, regulations, policies or standards, we could receive regulatory sanctions and damage to our reputation.

RISKS CONCERNING OUR CAPITAL STRUCTURE

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

As of April 13 2007, we were authorized to issue 500,000,000 shares of common stock, of which 70,826,542 shares were issued and outstanding and 36,617,945 shares were reserved for issuance upon conversion of outstanding promissory notes and upon exercise of outstanding options and warrants to purchase common stock. As of that date, an additional 14,720,000 shares of our common stock have been reserved and remain available for issuance under our 2007 Incentive Plan. Many of the convertible promissory notes, options and warrants referred to above include provisions that would require us to issue greater numbers of shares of our common stock upon conversion or exercise in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the conversion or exercise of any of the convertible promissory notes, options or warrants referred to above would dilute the interest in our company represented by each share of our common stock and may adversely affect the prevailing market price of our common stock.

Our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of the 377,935,513 shares of our common stock that are authorized for issuance and neither issued nor reserved for issuance. Such issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Any such issuances would dilute the interest in our company represented by each share of our common stock and may adversely affect the prevailing market price of our common stock.

We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. In order to raise capital that we need at the current market price of our common stock, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. Any such issuances would dilute the interest in our company represented by each share of our common stock and may adversely affect the prevailing market price of our common stock.

The market price of our common stock has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

Because the number of shares of our common stock held by persons not affiliated with us is relatively small, the market price of our common stock is subject to considerable fluctuations that are not necessarily related to developments in our business or our industry. Within the last twelve months, the closing sale price of our common stock has been as high as $5.05 and as low as $0.17. The market price has also changed dramatically over short periods, including changes of over 50% percent in a single day. We anticipate that the market price of our common stock will continue to be subject to such volatility for the foreseeable future. Consequently, the holders of our common stock face a significant risk of not being able to resell their shares at or above the price at which such shares were purchased.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms for research and support.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

A significant number of our shares are eligible for resale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Up to 53,900,031 shares of our common stock, including 43,731,397 shares of common stock issued in March 2006 in connection with our acquisition of Old Pure Vanilla, may be offered from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate without regard to those volume restrictions after they have been held two years.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Our officers, directors and principal stockholders beneficially own approximately 69% of our outstanding common stock and Jed Schutz, a member of our board of directors and our single largest stockholder, beneficially owns approximately 47% of our outstanding common stock. These stockholders acting together or Mr. Schutz individually may be able to exert significant control over our management and affairs, including matters requiring approval of our stockholders, such as the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market price. Any of these facts could decrease the market price of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Beginning with our annual report for the year ended December 31, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Additional burdens imposed upon broker-dealers by the application of the “penny stock” rules to our common stock may limit the market for our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange). If our common stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our common stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the liquidity of the market for our common stock and our shareholders’ ability to sell our common stock in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

Our primary office is located in New York, NY. We lease our primary office space from a non-affiliated entity. Our lease expires on January 30, 2010. We pay monthly lease payments of $26,865 and other charges subject to adjustment. We believe that the space that we lease adequately meets our requirements for the present and the near future, but our requirements may change.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock was traded on the Pink Sheets from January 10, 2006 through December 14, 2006 under the symbol PVNX.PK. On December 15, 2006 our common stock began trading on the OTC Bulletin Board under the symbol PVNX.OB. There is no active public market for our common stock, which has traded an average of 31,673 shares per day since the date of the merger of Old Pure Vanilla into NVS Entertainment, Inc. on April 12, 2006. We cannot assure you that an active market will develop for our common stock. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the high and low bid prices for our common stock during the periods indicated from the date of our acquisition of Old Pure Vanilla (March 13, 2006) through December 31, 2006, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing sale price of our common stock on April 13, 2007 as reported on the OTC Bulletin Board was $0.18 per share.

Period	High	Low
March 13, 2006 through March 31, 2006	1.00	0.51
April 1, 2006 through June 30, 2006	7.00	0.85
July 1, 2006 through September 30, 2006	4.05	0.50
October 1, 2006 through December 31, 2006	3.60	1.15

As of April 13, 2007, there were approximately 385 holders of record of our common stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

We have not declared any dividends on our common stock nor do we have any present intention of declaring dividends on our common stock in the future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Old Pure Vanilla was formed on August 30, 2005. On March 13, 2006, our wholly-owned subsidiary, NVS Acquisition Corp., a Nevada corporation, merged with and into Old Pure Vanilla. Old Pure Vanilla survived the merger as our wholly-owned subsidiary. Prior to the merger, under the name NVS Entertainment, we conducted the business of film acquisition, completion and distribution. We discontinued our film business, which had only nominal revenues and expenses, in connection with our acquisition of Old Pure Vanilla. Since March 2006, we have been engaged in the electronic payments services business.

On December 31, 2006, PVNX Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Nimble. Nimble survived the merger as our wholly-owned subsidiary. In consideration of the merger, each outstanding share of Nimble common stock was converted into shares of our common stock and each security convertible into or exercisable for shares of Nimble common stock became convertible into or exercisable for shares of our common stock. As a result of the merger, the former holders of Nimble common stock and securities convertible into or exercisable for shares of Nimble common stock held approximately 40% of our common stock on a fully-diluted basis.

Our historical financial statements included in this annual report have been revised to reflect the effects of our acquisition of Nimble. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the merger are restated on a combined basis.

Plan of Operation

We provide card programs and electronic payment services that enable consumers to pay anonymously for the products and services they buy via the Internet and to pay taxes and other fees to government agencies electronically, in person, online and over the telephone. Early adopters of our products and services have included consumers who wanted to protect their identity and credit card data in the purchase of online adult content.

We provide our electronic payment services through our proprietary, defined-access, closed-loop network of physical and virtual terminals. At the core of our network is our proprietary NimBill™ technology. Our NimBill technology allows our network to process and facilitate varied forms of electronic payment such as person-to-person, credit/debit/stored value/prepaid cards and electronic check/ACH.

Using our patent-pending technology and other technologies, consumers are able to purchase goods and services by using either a Pure Vanilla Account or a Pure Vanilla Card. Currently, monetary value can be stored online in Pure Vanilla Accounts and on Pure Vanilla Cards. We also intend to establish a network of retail outlets throughout the United States at which consumers could store value on Pure Vanilla Cards. The use of Pure Vanilla Accounts and/or Pure Vanilla Cards permits consumers to purchase products and services in a safe and secure environment without compromising their identity or credit.

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

•
We charge a $4.00 loading fee to each consumer who purchases a Pure Vanilla Card or funds a Pure Vanilla Account online. We intend to pay a percentage of the loading fees attributable to Pure Vanilla Cards to our retail distributors.

•
We charge online merchants a processing fee equal to a percentage of the revenue they receive from transactions that involve the use of Pure Vanilla Cards and Pure Vanilla Accounts. We currently do not charge merchants a set-up fee or require a cash reserve, although we may do so in the future. We intend to evaluate the sufficiency of our fee structure on an ongoing basis in light of our experience.

•	We may charge an account management fee to card and accountholders if there is no transaction activity on the relevant Pure Vanilla Card or in the relevant Pure Vanilla account where permitted by law.

The execution of our plan of operation is dependent upon several factors, including raising sufficient capital to allow us to implement our plans and the successful development of our online and stored value card services. There can be no assurance that we will be successful in doing so. We generated $77,568 and $10,485 of revenues in the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005 we incurred net losses of approximately $14,120,000 and $3,329,000, respectively, and a total negative cash flow from operations of approximately $6,747,000. Our continued existence is dependent upon several factors, including raising significant capital, the successful development of our online and stored value card services and our ability to achieve profitability from the sale of our products and services. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue providing our products and services as currently conducted and to execute our business plan we must raise capital on an immediate basis. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any failure to secure additional financing will impair our ability to continue to operate as a going concern and to successfully execute our business strategy. Even if we are successful in raising capital, there can be no assurance that we will have sufficient funds to successfully execute our business strategy to the extent that would have a positive effect on our results of operations or financial condition. Our ability to execute our business strategy is contingent upon our having sufficient capital as well as other factors, including our ability to increase consumer awareness and adoption of our products and services, our ability to sign up merchants and websites that accept our products as a form of payment, general economic and industry conditions, our ability to recruit, train and retain a qualified sales, marketing and customer service staff, and other factors beyond our control. Even if our revenues and earnings grow rapidly, that growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products and services, we will be required to manage an increasing volume of transactions on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased demand or that we will be able to manage our transactions on a timely and cost-effective basis.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare our consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005.

Net Loss. We had a net loss of approximately $14,120,000 for the year ended December 31, 2006 compared to a net loss of approximately $3,329,000 for the year ended December 31 2005. This increase of approximately $10,791,000 or 324% was due to increases of approximately $7,351,000 in operating expenses, approximately $2,489,000 in interest expense and approximately $1,018,000 in organizational costs which were partially offset by an increase of approximately $67,000 of sales. Increased sales in 2006 were primarily due to the role out of our Pure Vanilla Card and Account services in September 2006 and an increase in the number of our government agency customers. Interest expense increased in 2006 compared to 2005 as a result of increased borrowings and the amortization of deferred costs for warrants issued in connection with the borrowings. We incurred organizational costs in 2006 as a result of the reverse merger through which we acquired Old Pure Vanilla on March 13, 2006.

Operating Expenses. Operating expenses were approximately $9,377,000 for the year ended December 31, 2006 compared to approximately $2,026,000 for the year ended December 31, 2005.Operating expenses consist of expenses of our corporate office, including stock compensation expense (non-cash payments), investment banking consulting fees, salaries and wages, marketing and advertising expense, software development costs, legal and accounting fees, consulting fees and other expenses.

Included in operating expenses for the year ended December 31, 2006 are approximately $2,428,000 of stock compensation expense (non-cash payments), $1,594,000 for investment banking fees, $1,316,000 of salaries and wages, $965,000 of marketing and advertising expense, $863,000 of software development costs, $754,000 of legal and accounting fees, and $392,000 of consultants expense. Other items included in operating expenses in 2006 are approximately $187,000 of insurance costs, $180,000 of travel and entertainment expenses, occupancy expenses such as rent, telephone and general supplies of $401,000, hosting costs of $93,000 and other expenses of $204,000.

Included in operating expenses for the year ended December 31, 2005 are approximately $622,000 of software development costs, $558,000 of salaries and wages, $198,000 of legal and accounting fees, $198,000 of consulting fees, $29,000 of stock compensation expense (non-cash payments), $20,000 for investment banking fees, and $12,000 of marketing and advertising expense. Other items included in operating expenses are approximately $50,000 of insurance costs, $22,000 of travel and entertainment expenses, occupancy expenses such as rent, telephone and general supplies of $88,000, hosting costs of $72,000 and other expenses of $157,000.

Stock compensation expense increased in 2006 compared to 2005 primarily due to the increased issuance of stock options to our personnel. Investment banking fees increased in 2006 compared to 2005 due to an agreement to issue warrants to purchase 892,891 shares of common stock to a third party in exchange for providing investment banking and financing strategy. The balance of the operating expenses increased in 2006 as a result of our transition from a development stage to an operating company.

Organizational Costs. In connection with the reverse merger in March 2006, we paid $225,000 to the former Chief Executive Office and largest shareholder of NVS Entertainment, Inc. to repurchase 39,927,452 shares of our common stock which were then cancelled at the closing of the reverse merger. Also included in organizational costs are non-cash expenses of $792,647 related to the issuance of shares of common stock for services provided by placement agents and other advisers in connection with the reverse merger.

Interest Expense. Interest expense was approximately $3,802,000 for the year ended December 31, 2006 compared to approximately $1,314,000 for the year ended December 31, 2005. Interest expense for the year ended December 31, 2006 consisted of approximately $1,648,000 of costs for warrants issued in connection with loans, $1,174,000 of interest on shareholder loans, $857,000 of amortization of loan costs and other financing costs of $123,000. Interest expense for the year ended December 31, 2005 consisted of approximately $1,005,000 of costs for warrants issued in connection with loans, $294,000 of interest on shareholder loans and other financing costs of $15,000. The cost of the warrants issued in connection with loans pertains to the fair value of the warrants granted at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt, guarantee or services rendered.

Off-Balance Sheet Arrangements. We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Liquidity and Capital Resources

Cash balances totaled approximately $869,000 at December 31, 2006 and approximately $365,000 at March 31, 2007.

Net cash used during the year ended December 31, 2006 consisted of operating activities of approximately $5,214,000 and the purchase of property and equipment of approximately $39,000 (investing activities).

Cash provided by financing activities during the year ended December 31, 2006 was approximately $5,966,000. Net cash provided by financing activities during the year ended December 31, 2006 was the result of proceeds from the issuance of common stock for cash amounting to approximately $330,000 and proceeds from notes payable of approximately $5,636,000.

Throughout 2006 we financed our operations principally through the sale of our securities. Below is a summary of our recent financings.

2006 Bridge Loans

During the year ended December 31, 2006, we completed transactions with several private investors to provide short-term debt financing in the aggregate amount of $4,211,000, including $611,000 from Jed Schutz, one of our principal shareholders and a member of our board of directors, and $100,000 from Tucker Taylor, then a then a consultant and member of our non-paid board of advisors and currently our Chief Operating Officer. We used the proceeds of the financings to fund start-up activities, including the promotion of and the launch of our web site and our stored value card, and related working capital requirements, and to pay legal and other professional fees.

We issued promissory notes to each of the investors that provided us with the short-term debt financing. Interest on the notes accrues at a rate of 15% per year. The principal amount of each note, together with all accrued and unpaid interest, was originally due and payable on the earlier of a date between February 1, 2007 through November 1, 2007 (representing between nine months and one year after the date of issuance) or upon the first underwritten public offering of our common stock. As described below, in February 2007 some of the notes were amended to extend the original maturity dates. The notes provide for an interest rate of 18% in the event of a default.

Loans in the amount of $2,140,000 are convertible into shares of our common stock, at any time in whole or in part, at the option of the holder at the conversion prices ranging from $1.72 to $2.00 per share. As a result of this beneficial conversion feature $350,000 of interest expense was recorded during the year ended December 31, 2006.

Our obligations under $1,475,000 in principal amount of the notes are personally guaranteed by Jed Schutz. In consideration of this guarantee, we issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share.

As of December 31, 2006 we accrued approximately $291,000 of interest payable on the notes. The holder of certain notes on which interest is more than ten days past due have the right, upon notice to us, to declare the entire principal amount of the note and all interest thereon immediately due and payable. As of December 31, 2006, interest in the amount of $154,000 payable on $1,836,000 in principal amount of these notes was more than ten days past due and has not been paid. As of December 31, 2006, we had not received any such notice from a note holder. In February 2007, we entered into waiver and amendment agreements with the holders of $1,721,000 in principal amount of these notes under which the note holders waived our failure to pay interest on the notes and agreed to extend the due date of their notes until May 15, 2007 or, in the case of the holder of one note in principal amount of $250,000, until April 1, 2007. We did not pay the note due on April 1, 2007 when due. On April 11, 2007, the holder of that note demanded payment and the note was in full on April 13, 2007 by Jed Schutz, our principal shareholder and a member of our board of directors.

Gottbetter Bridge Loan

On December 22, 2006, we entered into a securities purchase agreement with an institutional investor, pursuant to which we issued and sold to the investor a senior secured convertible promissory note in the principal amount of $1,500,000 and a warrant to purchase 450,000 shares of our common stock. The fair value of the warrant was estimated to be $716,265 and recorded as loan discount which is being amortized over the life of the loan. The warrant was originally exercisable at an exercise price of $2.48782 (subject to adjustment). The aggregate purchase price paid by the investor for the note and the warrant was $1,424,500. The net proceeds to us from the sale of the note and the warrant after payment of offering related fees and expenses were $1,387,500. Our obligations under the note, the securities purchase agreement and the other documents relating to the transaction are guaranteed by Nimble. We used the proceeds from the sale of the note and the warrant for working capital purposes. The number of shares of common stock issuable upon exercise and the exercise price of the warrant were adjusted from 450,000 shares to 1,399,399 shares and from $2.48782 per share to $0.80 per share, respectively, as a result of our grant of stock options to our officers, directors and certain consultants in February 2007 and our issuance of warrants to certain note holders pursuant to certain of the waiver and amendment agreements we entered into in February 2007 as described below.

Interest on the note accrues at the annual rate of 10.0% and is payable, in cash, monthly in arrears beginning on February 1, 2007 and on the first day of each calendar month thereafter until the maturity date of the note. Upon the occurrence and during the continuation of an event of default, interest on the note shall accrue at the annual rate of 15.0%. The principal amount of the note is due and payable in monthly installments of $250,000 beginning on July 1, 2007 and on the first day of each calendar month thereafter until paid in full.  The note is scheduled to mature on December 26, 2007.

The note is convertible into shares of our common stock, at any time in whole or in part, at the option of the holder at the initial conversion price of $2.48782 per share, which is equal to the volume weighted average closing price of our common stock for the five trading days ending on the trading day immediately prior to the closing of the securities purchase agreement. As a result of this beneficial conversion feature, we incurred $158,078 of interest expense. The conversion price of the note is subject to “full ratchet” adjustment in the event that, subject to certain exceptions, we issue shares of our common stock at a purchase price per share, or securities convertible into or exercisable for shares of common stock at an conversion or exercise price per share, less than the conversion price then in effect.

We were obligated to redeem the entire principal amount of the note then outstanding (plus accrued and unpaid interest) if we consummated a financing transaction that resulted in proceeds to us of at least $1,100,000 on or before February 28, 2007. We may, at our option, redeem all or any portion of the principal amount of the note then outstanding at any time after February 28, 2007 upon three business days notice to the holder. Any redemption shall be made at the redemption price equal to the greater of (i) 120% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) the product of (x) the principal amount to be redeemed divided by the conversion price then in effect (or $1.00 if the conversion price then in effect is less than $1.00) and (y) the closing sale price of our common stock on the trading day immediately prior to redemption.

The holder may, at its option, require us to redeem all or any portion of the principal amount of the note then outstanding upon the occurrence of specified events of default. Any redemption upon an event of default shall be made at the redemption price equal to the greater of (i) 125% of the principal amount to be redeemed and (ii) the product of (A) the number of shares of common stock issuable upon conversion in full of the principal amount to be redeemed at the conversion price then in effect and (B) the closing sale price of our common stock on the trading day immediately prior to redemption.

The holder may also, at its option, require us to redeem all or any portion of the principal amount of the note then outstanding upon the consummation of any transaction that would constitute a change in control. Any redemption upon a change of control shall be made at the redemption price equal to the greater of (i) 130% (or 120% in the event of a change of control in which the per share consideration paid to holders common stock is greater than 200% of the initial conversion price (as adjusted for stock splits, stock dividends, reverse stock splits or similar transactions)) and the product of (x) the sum of the principal amount to be redeemed and any accrued and unpaid interest and (y) the quotient determined by dividing (A) the closing sale price of our common stock on the trading day immediately following the public announcement of the change of control by (B) the conversion price then in effect and (ii) 150% of the sum of the principal amount to be redeemed and any accrued and unpaid interest.

To secure our obligations under the note, we granted the investor a security interest in all of our assets and all the assets of Nimble on the terms and conditions of a security agreement dated as of December 26, 2006. The security interest granted to the investor is senior and prior to any other security interests granted by us (except for any permitted liens described in the note). The security interest granted to the bridge lender under the security agreement will terminate upon the payment in full of all of our obligations under the note, the securities purchase agreement or the other documents relating to the transaction.

2007 Bridge Loans

During the period from February 14, 2007 to March 30, 2007, Jed Schutz, our principal shareholder and a member of our board of directors, loaned us $1,110,000, and George W. Benedict and Thomas J. Fanning, members of our board of directors, loaned us $90,000 each. As of March 30, 2007, we issued these lenders promissory notes relating to these obligations. The notes bear interest at a rate of 9.9% per annum and are due on the earlier of April 5, 2008 or two business days after we raise $20.0 million, provided our obligations to our bridge lender have then been repaid in full. In connection with the notes, we issued the lenders warrants to purchase 403,125 shares of common stock at $0.80 per share. The warrants expire on March 31, 2012. As of March 31, 2007, there are $1,290,000 of loans and warrants to purchase 403,125 shares of common stock outstanding under these agreements.

On April 13, 2007, Mr. Schutz paid in full our obligations under a promissory note that had become due and payable on April 1, 2007. In consideration of that payment, we issued Mr. Schutz a promissory note in the principal amount of $287,721, which is equal to the principal amount of and accrued and unpaid interest on the past due note. The note bears interest at a rate of 9.9% per annum and is due on the earlier of April 5, 2008 or two business days after we raise $20.0 million, provided our obligations to our bridge lender have then been repaid in full.

Our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. We require additional funds to repay our bridge loan and short-term loans upon their scheduled maturity, continue to meet our liquidity needs, maintain operations and realize our business plan. We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. Management is aggressively seeking to raise capital that will provide the funds needed to continue our business operations and realize our business plans. Presently, we do not have any commitment from any person regarding any additional capital and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds on an immediate basis, we will need to further curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations.

Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Our independent registered public accounting firm’s report accompanying our consolidated financial statements for the year ended December 31, 2006 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. We believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or satisfaction of liabilities should we be unable to continue as a going concern.

Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on our financial condition and prospects.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to implement FIN 48 beginning on January 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the provisions of SAB 108 to have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are filed as part of this annual report on the pages indicated.

Pure Vanilla eXchange, Inc. and Subsidiary

Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pure Vanilla eXchange, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Pure Vanilla eXchange, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Imowitz Koenig & Co., LLP

New York, New York
April 4, 2007

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current Assets:
Cash	$869,232
Customer deposits	12,426
Accounts receivable	58,510
Prepaid expenses and other current assets	371,581
Deferred costs, net	531,467
Total Current Assets	1,843,216

Property and equipment, net	124,255
Deferred costs and other assets	419,207
TOTAL ASSETS	$2,386,678

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$892,565
Short-term loans and accrued interest payable, net	5,689,715
Other current liabilities	2,671,119
Total Current Liabilities	9,253,399

Non-current Liabilities:
Long-term loans and accrued interest payable	731,839

Commitment

Stockholders' Deficit:
Common Stock, $0.001 par value;	70,709
Authorized shares - 500,000,000; Issued and outstanding shares 70,708,542
Additional paid-in-capital	23,400,757
Accumulated deficit	(31,070,026)
Total Stockholders' Deficit	(7,598,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,386,678

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2006	2005

Sales	$77,568	$10,485

Operating expenses:
Processing fees	(49,984)	(12,783)
Other operating expenses	(9,327,268)	(2,012,722)
Loss from operations before other expenses	(9,299,684)	(2,015,020)

Other expenses:
Organizational costs	(1,017,647)	-
Interest expense	(3,802,361)	(1,313,840)
Total other expenses	(4,820,008)	(1,313,840)

Net Loss	$(14,119,692)	$(3,328,860)

Basic and diluted net loss per share	$(0.23)	$(0.20)

Weighted average number of shares outstanding	62,526,232	16,892,472

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2005	10,850,743	$10,851	$11,925,357	$(13,621,474)	$(1,685,266)
August 30, 2005 (Date of Inception of Pure Vanilla)	10,568,634	10,569	(10,569)	-	-
Shares issued for cash	26,483,492	26,483	101,017	-	127,500
Stock options granted under 2005 Incentive Compensation Plan			29,486		29,486
Warrants issued with loans			1,423,424		1,423,424
Net loss	-	-	-	(3,328,860)	(3,328,860)
Balance at December 31, 2005	47,902,869	47,903	13,468,715	(16,950,334)	(3,433,716)

Shares issued for cash	754,228	754	328,992	-	329,746
Shares issued for services	15,036,814	15,037	713	-	15,750
Shares issued for services in
connection with the reverse merger	1,056,863	1,057	791,590	-	792,647
Exercise of stock options	18,284	18	332		350
Exercise of warrants	2,761,028	2,761	(2,760)		1
Stock options granted under stock option plans	-	-	2,428,267	-	2,428,267
Warrants issued in connection with guarantee of lease	-	-	421,696	-	421,696
Warrants issued with loans and loan guarantees	-	-	3,125,345	-	3,125,345
Charge for beneficial conversion feature	-	-	158,078	-	158,078
Modification of warrants in connection with loan conversion rate	-	-	405,556	-	405,556
Conversion of short-term loans to common stock	3,178,456	3,179	1,996,864	-	2,000,043
Warrants issued in connection with conversion of loans	-	-	277,369	-	277,369
Net loss	-	-	-	(14,119,692)	(14,119,692)
Balance at December 31, 2006	70,708,542	$70,709	$23,400,757	$(31,070,026)	$(7,598,560)

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(14,119,692)	$(3,328,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,217,186	1,006,294
Issuance of shares and stock options for services	3,236,664	29,486
Modification of warrants in connection with loan conversion rate	405,556	-
Issuance of warrant in connection with conversion of loans	277,369	-
Issuance of warrants for services	1,580,024	-
Charge for beneficial conversion feature	158,078	-
Changes in operating assets and liabilities:
Accounts receivable	(56,032)	(2,478)
Prepaid expenses and other current assets	(121,665)	(79,702)
Other assets	(191,689)	3,400
Accounts payable	400,441	417,213
Other current liabilities and accrued interest payable	999,656	421,475
Net cash used in operating activities	(5,214,104)	(1,533,172)

Cash flows from investing activities
Purchase of property and equipment	(38,840)	(144,774)
Cash used in investing activities	(38,840)	(144,774)

Cash flows from financing activities
Cash received for common stock	330,097	127,500
Proceeds from short-term loans payable	5,635,500	1,685,055
Cash provided by financing activities	5,965,597	1,812,555

Net increase in cash	712,653	134,609
Cash at beginning of year	156,579	21,970
Cash at end of year	$869,232	$156,579

Supplemental Disclosures
Income taxes paid	$2,481	$1,944
Interest paid	17,043	12,505

Non-cash financing activities
Warrants issued for lease guarantee	$421,696	$-
Warrants issued with short-term loans and loan guarantees	3,125,345	1,423,424
Premium on secured loan issuance	150,000	-
Conversion of notes payable to common stock	2,000,043	-
Conversion of accrued interest payable into notes payable	723,786	-

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

General

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

On March 13, 2006, the Company completed a recapitalization in the form of a “reverse merger” transaction with Old Pure Vanilla. In the reverse merger, Old Pure Vanilla merged into a wholly owned subsidiary of the Company. The Company acquired all the outstanding capital stock of Old Pure Vanilla and, in consideration, issued 39,927,452 shares of its common stock to Old Pure Vanilla’s shareholders. The Company retired all of its prior existing shares of common stock except for 10,568,634 shares of common stock retained by the original shareholders of NVS.

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

On December 31, 2006, the Company completed the acquisition of Nimble Group, Inc. (“Nimble”) pursuant to the Agreement and Plan of Merger dated as of December 15, 2006 (the “Merger Agreement”), by and among the Company, PVNX Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Nimble. Under the Merger Agreement, the Merger Sub was merged (the “Merger”) with and into Nimble and Nimble survived the Merger as a wholly-owned subsidiary of the Company.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At the effective time of the Merger, each share of Nimble’s common stock issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.306 shares of the Company’s common stock. As a result of the foregoing, 16,808,728 shares of the Company’s common stock were issued to the former Nimble stockholders.

Immediately after the acquisition of Nimble, there were 70,708,542 shares of the Company’s common stock issued and outstanding.

As of September 30, 2006 the Company had devoted most of its activities to establishing its business lines. Accordingly, the Company's financial statements were presented as a development stage company as defined in Statement of Financial Accounting Standards No. 7. During the fourth quarter of 2006, the Company began operations. In addition, the Company acquired Nimble, which is an operating entity. Accordingly, the accompanying consolidated financial statements are not presented as a development stage company.

The Company is engaged in the electronic payments services business. The Company provides card programs and electronic payment services that enable consumers to pay anonymously for the products and services they buy via the Internet and to pay taxes and other fees to government agencies.

Restatement for the Nimble Merger

The Company’s historical financial statements herein have been revised to reflect the effects of the acquisition of Nimble. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the merger are restated on a combined basis.

Going Concern and Basis of Presentation

For the year ended December 31, 2006, the Company recorded a net loss of $14,119,692 and incurred negative cash flows from operations of $5,214,104. As of December 31, 2006, the Company had an accumulated deficit of $31,070,026. The Company’s continued existence is dependent upon several factors, including the ability to generate sales, achieve profitability from the sale of the Company’s products and obtaining financing. Accordingly, if the Company fails to obtain additional financing, it will not be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if stock options or warrants and convertible notes, to issue common stock, were exercised into common stock, which would then share in the earnings of the Company.

In computing basic and diluted net loss per share for the years ended December 31, 2006, and 2005, the Company used a weighted average number of common shares outstanding of 62,526,232 and 16,892,472, respectively.

The shares that would be issued upon the exercise of stock options, warrants or convertible notes, totaling 19,476,484 and 7,654,379 for 2006 and 2005, respectively, are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Revenue Recognition

The Company earns revenue from three sources. The Company charges a fee when a consumer funds one of the Company’s stored value cards or an online account maintained by the Company and when that consumer subsequently uses that card or account to purchase goods and services. The Company refers to those revenues as load fees and processing fees, respectively. Load fees and processing fees are recognized as sales in the period the item is processed. The Company earns and recognizes revenue when consumers use their credit or debit cards to pay government tax bills which the Company classifies as fee revenue. These fees are recognized as sales in the period the item is processed.

Stock-based Awards and Options

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”). SFAS 123R amends SFAS 123, and its related interpretations. The Company elected to adopt the modified prospective transition method and therefore has not restated prior periods. Under this transition method, stock based compensation expense includes compensation expense for all options granted prior to, but not yet vested as of the effective date, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after the effective date is based on the grant date fair value estimated in accordance with SFAS 123R.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to its adoption of SFAS 123R, the Company measured compensation expense for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company uses the Black-Scholes valuation model to calculate the fair value of share-based awards.

Investments

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen. A variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. As of December 31, 2006, the Company is not a primary beneficiary of any VIE's.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of shares and stock options issued for services and the valuation of warrants issued in connection with loans and guarantees.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the book and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on changes in the assets and liabilities from period to period. These differences arise primarily from the Company's net operating loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and loans payable approximate their fair value because of the short-term nature of these instruments.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality financial institutions. At times, such amounts may be in excess of federally insured limits.

Accounts Receivable

The Company has accounts receivable with major payment processors which are settled electronically. No provision for doubtful accounts was considered necessary based upon the Company’s evaluation of the collectability of these amounts.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets which range from three to five years.

Deferred Costs

Costs incurred in connection with borrowings are capitalized. These costs are amortized on a straight-line basis over the life of the borrowing as an adjustment to interest expense. Costs incurred in connection with the guarantee of the lease, pertaining to our corporate office space, are capitalized. These costs are amortized on a straight-line basis over the lease term.

Software Development Costs

The Company accounts for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility has been established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached very shortly before the products are released. Costs incurred after technological feasibility is established are not material, and, accordingly, the Company expenses research and development costs when incurred.

The Company accounts for costs incurred to develop software for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use,” which requires such costs be capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software are expensed as incurred.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software development costs were $862,855 and $621,695 for the years ended December 31, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $858,246 and $1,824 for the years ended December 31, 2006 and 2005, respectively.

Segment Reporting

The Company operates as a single segment.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to implement FIN 48 beginning on January 1, 2007. The Company is evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On February 21, 2006, in consideration of services rendered, Old Pure Vanilla issued 1,575,000 shares of its common stock to its officers and consultants, including 700,000 shares to its Chief Executive Officer and 125,000 shares to its former President, pursuant to a Board of Directors resolution dated December 5, 2005. In connection with these issuances the Company recorded $15,750 of compensation expense for the year ended December 31, 2005.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has entered into various agreements and transactions with Jed Schutz, a principal shareholder and director of the Company, which are summarized as follows:

i.
During 2006, Mr. Schutz loaned the Company $611,000. In connection with these loans, Mr. Schutz was issued 76,375 warrants with an exercise price of $2.00. The fair value of these warrants was estimated to be $158,921 and was recorded as a loan discount which is being amortized over the life of the loan.

ii.
During 2006, Mr. Schutz converted $1,034,436 of outstanding loans into 1,643,921 shares of common stock at a conversion price of $0.6292 per share. The loans were amended to reflect a new principal balance of $375,134 relating to unpaid accrued interest on the converted loans. In connection with this conversion, Mr. Schutz was issued 122,816 warrants with an exercise price of $2.11. The fair value of these warrants was estimated to be $143,456 and was recorded as interest expense.

iii.
During 2006, Mr. Schutz guaranteed $1,475,000 of loans to the Company. In connection with these guarantees, Mr. Schutz was issued 147,500 warrants with an exercise price of $2.00 per share. The fair value of these warrants was estimated to be $361,225 and was recorded as deferred loan costs which is being amortized over the life of the loans.

iv.
During 2006, Mr. Schutz guaranteed the Company’s obligations relating to the lease of office space in New York City. In consideration of his guarantee of the Company’s lease obligation, Mr. Schutz was issued 176,250 warrants with an exercise price of $2.00. The fair value of these warrants was estimated to be $421,696 and was recorded as deferred lease costs which is being amortized over the life of the lease.

v.
During 2005, Mr. Schutz loaned the Company $1,083,000. In connection with these loans, Mr. Schutz was issued 3,480,780 warrants with exercise prices ranging from $0.63 to $0.67 per share. The fair value of the warrants was estimated to be $1,217,524 and was recorded as a loan discount which is being amortized over the life of the loans.

vi.
During 2005 Mr. Schutz satisfied a liability which arose from a judgment against the Company’s subsidiary for $64,001. This liability is non-interest bearing, due on demand, and is included in other current liabilities at December 31, 2006.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

vii.	At December 31, 2006, included in other current liabilities is $66,751 of interest payable on loans previously converted to common stock by Mr. Schutz.

viii.
In December 2006, Mr. Schutz exercised a warrant to purchase 2,103,050 shares of Nimble common stock, which were converted into 2,746,583 shares of the common stock of the Company upon the acquisition of Nimble. Mr. Schutz did not pay the $2,103 aggregate exercise price payable upon exercise of this warrant until April 2007. See Note 12 - Subsequent Events. Nimble issued this warrant to Mr. Schutz on April 30, 2004 pursuant to a stock purchase agreement dated as of April 8, 2004 between Nimble and Mr. Schutz. Under the stock purchase agreement, Mr. Schutz agreed to convert $4,040,199 of outstanding loans into shares of a series of preferred stock to be newly designated. The series of preferred stock was never designated and the shares were never issued. In December 2006, Mr. Schutz agreed to terminate the stock purchase agreement and in consideration Nimble issued to him 4,916,280 shares of Nimble common stock which were converted into 6,420,662 shares of common stock of the Company upon the acquisition of Nimble.

ix.
As of December 31, 2006, Mr. Schutz owns 30,254,394 shares of common stock of the Company and warrants to purchase 4,993,499 shares of common stock with exercise prices ranging from $0.63 to $2.87. Also as of December 31, 2006, the Company has loans payable and accrued interest due to Mr. Schutz of $1,586,134 and $202,885, respectively. Of these loans payable, $115,000 are convertible into 57,500 shares of common stock at a conversion price of $2.00. During 2006 and 2005, total warrants issued to Mr. Schutz were 522,941 and 3,480,780, respectively. The fair value of the warrant grants made in 2006 and 2005 were $1,085,298 and 1,217,524, respectively.

In January 2007, the Company appointed Tucker Taylor as Chief Operating Officer of the Company. Mr. Taylor provided consulting services to Nimble from July 1, 2006 to December 31, 2006. His aggregate compensation for consulting services during that period was $59,088. On December 6, 2006, Mr. Tucker loaned Nimble $100,000 and was issued a 15% convertible note due December 6, 2007, together 47,491 five-year warrants to purchase shares of Nimble common stock with an exercise price of $1.72. The fair value of the warrants was estimated to be $55,228 and recorded as loan discount which is being amortized over the life of the loan.

On December 15, 2006, Mr. Benedict, a newly elected director as of February 6, 2007, and Nimble entered into an agreement pursuant to which $609,500 in loans made by Mr. Benedict to Nimble from January 2003 through April 2006 were converted into 968,614 shares of Nimble common stock. In connection with this conversion, the Company issued five-year warrants to purchase 72,364 shares of common stock at an exercise price of $2.11 per share. The fair value of these warrants was estimated to be $84,526 and was recorded as interest expense. Each promissory note issued by Nimble to Mr. Benedict in evidence of a converted loan was amended and restated to provide that Nimble’s only obligation under the note will be to pay the interest accrued and unpaid as of the date of the agreement, together with interest on such amount at the annual rate of 15.0%, from the date of the agreement until the date on which the note is paid in full, and to extend the maturity date of such note through December 15, 2008, subject to earlier prepayment at Nimble’s option at any time without premium or penalty.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On December 15, 2006, Mr. Fanning, a newly elected director as of February 6, 2007, and Nimble entered into an agreement pursuant to which $179,106 in loans made by Mr. Fanning to Nimble from December 2002 through April 2006 were converted into 284,635 shares of Nimble common stock. In connection with this conversion, the Company issued five-year warrants to purchase 21,266 shares of common stock at an exercise price of $2.11 per share. The fair value of these warrants was estimated to be $24,840 and was recorded as interest expense. Each promissory note issued by Nimble to Mr. Fanning in evidence of a converted loan was amended and restated to provide that Nimble’s only obligation under the note will be to pay the interest accrued and unpaid as of the date of the agreement, together with interest on such amount at the annual rate of 15.0%, from the date of the agreement until the date on which the note is paid in full, and to extend the maturity date of such note through December 5, 2008, subject to earlier prepayment at Nimble’s option at any time without premium or penalty.

On January 1, 2006, Old Pure Vanilla entered into a consulting agreement with NG Outsourcing, Inc., a corporation wholly-owned by Florian Schuhbauer, who then served as Old Pure Vanilla’s President and a member of its board of directors. Under that agreement, NG Outsourcing provided, through its employee, the Company’s President, such services as would ordinarily be rendered by a corporate president. The Company recorded $80,000 of fees related to this agreement, $40,000 of which remain payable at December 31, 2006. The consulting agreement expired on June 30, 2006.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - SHORT AND LONG-TERM FINANCING

The following table is a summary of the Company’s short-term loans and accrued interest payable at December 31, 2006:

Loan Description	Principal Amount	Accrued Interest Payable	Total Amount

Non-Affiliate Loans:
Short-term loan, due September 25, 2007, bearing interest at a rate of 6.62%	$199,172	$0	$199,172

Short-term loan, due April 30, 2007, bearing interest at a rate of 10% (a)	250,000	26,971	276,971

Senior secured loan, due December 22, 2007, bearing interest at a rate of 10% (b)	1,650,000	3,333	1,653,333

Short-term loans, due from March 31, 2007 through December 11, 2007, bearing interest at a rate of 15% (c)	3,400,000	221,868	3,621,868
Sub Total	5,499,172	252,172	5,751,344

Related Party Loans:
Short-term loans, due from May 15, 2007 through December 6, 2007, bearing interest at a rate of 15% (c)	711,000	69,373	780,373

Short-term loans, due on demand, bearing interest at a rate of 16% (c)	600,000	129,116	729,116
Sub-Total	1,311,000	198,489	1,509,489

Total Loans and Accrued Interest Payable	$6,810,172	$450,661	7,260,833

Less: loan discount			(1,571,118)
Total Loans and Accrued Interest Payable, net			$5,689,715

The following table is a summary of the Company’s long-term loans and accrued interest payable at December 31, 2006:

Loan Description	Principal Amount	Accrued Interest Payable	Total Amount

Non-Affiliate Loans:
Long-term loans, due December 23, 2008, bearing interest at a rate of 15% (c)	79,415	588	80,003

Related Party Loans:
Long-term loans, due December 23, 2008, bearing interest at a rate of 15% (c)	644,371	7,465	651,836

Total Loans and Accrued Interest Payable	$723,786	$8,053	$731,839

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) The loan is convertible into shares of the Company’s common stock, at any time in whole or in part, at the option of the holder at a conversion price of $1.72 per share. As a result of this beneficial conversion feature at time of issuance, $55,556 of interest expense was recorded during the year ended December 31, 2006. In connection with the issuance of this loan, the Company issued warrants to purchase 273,073 shares of common stock at an exercise price of $2.11 per share. The fair value of the warrants was estimated to be $319,569 and was recorded as loan discount which is being amortized over the life of the loan.

(b) On December 22, 2006, the Company entered into a “Securities Purchase Agreement” with an institutional investor (the “Bridge Lender”), pursuant to which the Company issued to the Bridge Lender a $1,500,000 senior secured convertible promissory note and five year warrants to purchase 450,000 shares of the Company’s common stock. The fair value of the warrants was estimated to be $716,265 and recorded as loan discount which is being amortized over the life of the loan. The warrants were exercisable at an exercise price of $2.48782, subject to adjustment (see Note 12). The aggregate purchase price paid by the Bridge Lender for the note and the warrants was $1,424,500. The net proceeds to the Company from the issuance of the note and the warrant after payment of related fees and expenses was $1,387,500. The Company’s obligations under the Securities Purchase Agreement and the other documents relating to the transaction have been guaranteed by Nimble.

Interest on the note is payable monthly in arrears beginning on February 1, 2007. The principal amount of the note is payable in monthly installments of $250,000 beginning on July 1, 2007 until paid in full.   Upon the occurrence and during the continuation of an event of default, interest on the note shall accrue at the annual rate of 15.0%. The note is scheduled to mature on December 26, 2007.

The note is convertible into shares of the Company’s common stock, at any time in whole or in part, at the option of the holder at the initial conversion price of $2.48782 per share, which is equal to the volume weighted average closing price of the Company’s common stock for the five trading days ending on the trading day immediately prior to the closing of the Securities Purchase Agreement. As a result of this beneficial conversion feature, the Company recorded $158,078 of interest expense for the year ended December 31, 2006. The conversion price of the note is subject to “full ratchet” adjustment in the event that, subject to certain exceptions, the Company issues any shares of common stock at a purchase price per share, or securities convertible into or exercisable for shares of common stock at a conversion or exercise price per share, less than the conversion price then in effect.

The Company may, at its option, redeem all or any portion of the principal amount of the note then outstanding at any time after February 28, 2007 upon three business days notice to the holder. Any redemption, whether upon the consummation of a financing transaction or at the option of the Company, shall be made at the redemption price equal to the greater of (i) 120% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) the product of (x) the principal amount to be redeemed divided by the conversion price then in effect (or $1.00 if the conversion price then in effect is less than $1.00) and (y) the closing sale price of the Company’s common stock on the trading day immediately prior to redemption.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The holder may, at its option, require the Company to redeem all or any portion of the principal amount of the note then outstanding upon the occurrence of certain specified events of default. Any redemption upon an event of default shall be made at the redemption price equal to the greater of (i) 125% of the principal amount to be redeemed and (ii) the product of (a) the number of shares of common stock issuable upon conversion in full of the principal amount to be redeemed at the conversion price then in effect and (b) the closing sale price of the Company’s common stock on the trading day immediately prior to redemption.

The holder may also, at its option, require the Company to redeem all or any portion of the principal amount of the note then outstanding upon the consummation of any transaction that would constitute a change in control of the Company. Any redemption upon a change of control shall be made at the redemption price equal to the greater of (i) 130% (or 120% in the event of a change of control in which the per share consideration paid to holders common stock is greater than 200% of the initial conversion price (as adjusted for stock splits, stock dividends, reverse stock splits or similar transactions)) and the product of (x) the sum of the principal amount to be redeemed and any accrued and unpaid interest and (y) the quotient determined by dividing (a) the closing sale price of the Company’s common stock on the trading day immediately following the public announcement of the change of control by (b) the conversion price then in effect and (ii) 150% of the sum of the principal amount to be redeemed and any accrued and unpaid interest.

The Company’s obligations under the note are secured by a security interest in all of the assets of the Company and Nimble. The security interest granted to the Bridge Lender is senior and prior to any other security interests granted by the Company or Nimble (except for any permitted liens described in the note). The security interest granted to the Bridge Lender will terminate upon the payment in full of all of the Company’s obligations under the Securities Purchase Agreement or the other documents relating to the transaction.

As of December 31, 2006, the outstanding balance on the above loan is $1,650,000 which includes a $150,000 redemption premium.

(c) In connection with the issuance of these loans, the Company issued warrants to purchase 5,217,423 shares of common stock, at exercise prices ranging from $0.63 to $1.72. The fair value of the warrants was estimated to be $3,102,202 and recorded as loan discount which is being amortized over the life of the loan. Loans in the amount of $2,140,000 are convertible into shares of the Company’s common stock, at any time in whole or in part, at the option of the holder at conversion prices ranging from $1.72 to $2.00. As a result of this beneficial conversion feature at the time of issuance, $350,000 of interest expense was recorded during the year ended December 31, 2006. The notes provide for an interest rate of 18% in the event of a default. Each holder of certain notes on which interest is more than ten days past due has the right, upon notice to the Company, to declare the entire principal amount of the note and all interest thereon immediately due and payable. As of December 31, 2006, interest in the amount of $154,152 payable on $1,836,000 in principal amount of these notes was more than ten days past due and has not been paid. As of December 31, 2006, the Company had not received any such notice from a note holder. In February 2007, the Company entered into waiver and amendment agreements with the note holders under which the note holders waived the Company’s failure to pay interest on the notes (See Note 12)

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s obligations under $1,475,000 of the loans are personally guaranteed by Jed Schutz. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share.

On December 22, 2006, $2,000,043 of outstanding loans were converted into shares of common stock of the Company at the rate of $0.6292 resulting in the issuance of 3,178,456 shares of common stock. In addition, warrants to purchase 237,460 shares of common stock of the Company were issued upon conversion at an exercise price of $2.11. The fair value of the warrants was estimated to be $277,369 and was recorded as interest expense during 2006. Also upon conversion, the loans were amended and restated to reflect the unpaid associated accrued interest in the amount of $723,786 related to the loans, including $375,134 from Jed Schutz, $221,519 from George Benedict, and $47,717 from Tom Fanning, as new loans.

NOTE 5 - OPERATING LEASE

On April 25, 2006, the Company entered into a lease for 7,863 square feet of office space in New York City. Under the terms of the lease, the Company is responsible for its share of common area and operating expenses. The term of the lease started on May 15, 2006 and ends on January 30, 2010. Rent expense was $199,643 for the year ended December 31, 2006. As of December 31, 2006, the Company’s minimum lease commitments under the lease are as follows:

2007	$322,383
2008	322,383
2009	322,383
2010	26,865
Total minimum lease commitments	$994,014

The Company’s obligations under the lease agreement are personally guaranteed by Jed Schutz, a principal shareholder and director of the Company. In consideration of this guarantee, the Company issued to Mr. Schutz a warrant to purchase 176,250 shares of common stock at an exercise price of $2.00 per share. The fair value of these warrants was estimated to be $421,696 and was recorded as deferred lease costs which is being amortized over the life of the lease.

NOTE 6 - SHARE BASED COMPENSATION AWARDS AND OPTIONS

On February 20, 2006, the Company adopted its 2006 Stock Option Plan. The plan provides for grants of stock options, which may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or stock options which are not incentive stock options. Because the plan was not approved by the Company’s stockholders within one year of the date of adoption by the board, none of the options granted under the plan may qualify as incentive stock options. Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan shall be equal to 7,500,000 shares. Stock options are granted at not less than 100% of fair market value on the date of grant and have a maximum term of ten years. Generally, stock options granted under the plan vest from one to three years after the date of grant. The plan provides for accelerated vesting under certain conditions, including a change in control.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2006, Nimble adopted its 2006 Stock Option Plan. The plan provides for grants of stock options, which may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or stock options which are not incentive stock options. Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan shall be equal to 3,500,000 shares. Stock options are granted at not less than 100% of fair market value on the date of grant and have a maximum term of ten years. Generally, stock options granted under the plan vest upon issue or from two to three years after the date of grant. The plan provides for accelerated vesting under certain conditions, including a change in control. Upon the Company’s acquisition of Nimble, all of the options granted under the plan became fully vested and exercisable for 1.306 shares of the Company’s common stock for each share of Nimble common stock issuable upon exercise thereof prior to the acquisition.

The fair value of the options granted during the years ended December 31, 2006 and 2005 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the vesting periods of the options. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each option, i.e. the risk free rate and 60% for volatility. The risk-free rate used in the model ranged from 3.37% to 6.42%. The expected lives ranged from 5 to 10 years. For all share-based awards granted after January 1, 2005, compensation expense is recognized on a straight-line basis over the vesting period.

During the years ended December 31, 2006 and 2005, 7,528,100 and 91,204, respectively, of stock options to purchase shares of common stock were granted under the plans.

The total share-based compensation cost related to the plans for the years ended December 31, 2006 and 2005 was $2,428,267 and $29,486, respectively.

As of December 31, 2006, the Company had $1,397,496 of total unrecognized compensation cost related to unvested awards, which it expects to recognize over a weighted average period of 1.8 years. The weighted-average remaining contractual life for all options outstanding is 5.9 years.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes share option activity in our stock option plans for the years ended December 31, 2006 and 2005:

	Options		Weighted average exercise price	Weighted average grant-date fair value	Aggregate Intrinsic Value (in thousands)

2005
Outstanding at January 1, 2005	452,916		$0.29	$0.18
Granted	91,204		1.14	0.02
Forfeited, cancelled or expired	(26,120)		3.81	0.12
Exercised	(—)		—	—
Outstanding at December 31, 2005	518,000		$0.26	$0.16	$321

Exercisable at December 31, 2005	518,000		$0.26	$0.16	$321

2006
Outstanding at January 1, 2006	518,000	(1)	$0.26	$0.16
Granted	7,528,100	(2)	0.84	0.61
Forfeited, cancelled or expired	(7,836)		2.87	0.01
Exercised	(18,284)		0.02	0.22
Outstanding at December 31, 2006	8,019,980		$0.80	$0.58	$15,663

Exercisable at December 31, 2006	5,619,980	(3)	$0.92	$0.58	$10,263

Shares available for future Grant	5,000,000	(4)

(1) Represents non-plan options granted by Nimble, as converted upon the Company’s acquisition of Nimble.

(2) Represents (i) options to purchase 2,500,000 shares granted under the Company’s 2006 Stock Option Plan; (ii) options to purchase 4,571,000 shares granted under the Nimble 2006 Stock Option Plan, as converted upon the Company’s acquisition of Nimble; and (iii) non-plan options to purchase 457,100 shares granted by Nimble, as converted upon the Company’s acquisition of Nimble.

(3) Represents (i) non-plan options to purchase 948,980 shares granted by Nimble, as converted upon the Company’s acquisition of Nimble; (ii) options to purchase 4,571,000 shares granted under the Nimble 2006 Stock Option Plan, as converted upon the Company’s acquisition of Nimble and (iii) options to purchase 100,000 shares granted under the Company’s 2006 Stock Option Plan. All options granted by Nimble not fully vested at the time of the Company’s acquisition of Nimble became fully vested upon the consummation of the acquisition.

(4) Represents shares of common stock available for future grant under the Company’s 2006 Stock Option Plan.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
OPTIONS OUTSTANDING AT DECEMBER 31, 2006
				REMAINING AVERAGE CONTRACT LIFE IN YEARS
		WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE

RANGE	NUMBER OF OPTIONS
$0.08-$0.50	2,916,107	$0.43	$6,764,945	8.6
$0.63-$0.77	4,296,390	$0.75	8,613,421	4.2
$2.11-$2.44	783,600	$2.39	284,900	4.9
$2.87-$4.21	23,883	$2.88	-	8.1

	8,019,980		$15,663,266

EXERCISABLE AT DECEMBER 31, 2006

RANGE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE	REMAINING AVERAGE CONTRACT LIFE IN YEARS
$0.08-$0.50	516,107	$0.11	$1,364,945	5.8
$0.63-$0.77	4,296,390	$0.75	8,613,421	4.2
$2.11-$2.44	783,600	$2.39	284,900	4.9
$2.87-$4.21	23,883	$2.88	-	8.1

	5,619,980		$10,263,266

NOTE 7 - WARRANTS

During the years ended December 31, 2006 and 2005, respectively, the Company issued warrants to purchase 1,450,001 and 4,040,495 shares of common stock in connection with short-term financings. The fair value of the warrants was estimated to be $1,998,347 and $1,423,424, respectively, and was recorded as loan discount. Loan discount is amortized over the life of the loan.

The Company’s obligations under $1,475,000 in principal amount of its short term financings are personally guaranteed by Jed Schutz, a principal shareholder and director. In consideration of this guarantee, the Company issued to Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share. The fair value of the warrants was estimated to be $361,225 and recorded as deferred loan costs. Deferred loan costs are amortized over the life of the loans.

As a result of the December 22, 2006 conversion of $2,000,043 of convertible notes, warrants to purchase 237,460 shares of the Company’s common stock were issued. The fair value of the warrants was estimated to be $277,369 and was recorded as interest expense during 2006.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2006, the Company issued warrants to purchase 20,000 shares of common stock to two advisors as finder’s fees. The fair value of the warrants was estimated to be $49,506 and was recorded as deferred loan costs. Deferred loan costs are amortized over the life of the loan.

During the year ended December 31, 2006, the Company issued warrants to purchase 176,250 shares of common stock in connection with the guarantee of the Company’s obligations under its lease. The fair value of the warrants was estimated to be $421,696 and was recorded as deferred lease costs. Deferred lease costs are amortized over the term of the lease.

On December 26, 2006, the Company, pursuant to the Securities Purchase Agreement, issued to the Bridge Lender a warrant to purchase 450,000 shares of the Company’s common stock. The fair value of the warrant was estimated to be $ 716,265 and was recorded as loan discount. Loan discount is amortized over the life of the loan.

On December 29, 2006, the Company incurred an obligation to an advisor in connection with investment banking services for warrants to purchase 892,921 shares of the Company’s common stock at an exercise price equal to the offering price per share associated with a future financing as described in the agreement between the Company and the advisor. The advisor has the right to put the warrants to the Company at any time after the earlier of one year from the date of issuance or at such time as any portion of the Company is sold or its debt refinanced. The fair value of these warrants was estimated to be $1,580,024 and was recorded in operating expenses and other current liabilities in the year ended December 31, 2006.

The fair value of the warrants granted were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt, guarantee or services rendered. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rates used in the model ranged from 4.58% to 5.25%.

During the years ended December 31, 2006 and 2005, amortization expense related to the deferred loan costs and loan discount was $2,074,569 and $1,004,882, respectively. During the year ended December 31, 2006 amortization expense related to deferred lease costs was $76,672.

At December 31, 2006, there were warrants to purchase 9,511,755 shares of common stock outstanding.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - INCOME TAXES

At December 31, 2006, the Company had unused net operating loss carryforwards approximating $18,200,000 which may be applied against future taxable income subject to IRS Code Section 182 limitations. The net operating loss carryforwards expire between 2012 and 2026. At December 31, 2006 deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2006

Deferred tax asset		$7,280,000
Less: Valuation allowance		(7,280,000)

Net Deferred tax asset	$	- 0 -

As a result of the uncertainty that the net operating loss carryforward will be utilized in the foreseeable future, a 100% valuation allowance had been provided.

NOTE 9 - PROPERTY AND EQUIPMENT

December 31,
2006
Property and equipment consists of:
Computer equipment	$175,905
Furniture and fixtures	3,600
Other	1,552
Sub total	181,057
Less: Accumulated depreciation	(56,802)
Total	$124,255

NOTE 10 - DEFERRED COSTS AND OTHER ASSETS

December 31,
2006
Deferred costs and other assets consists of:
Current:
Deferred lease costs	$191,680
Deferred loan costs	735,733
Sub total	927,413
Less: Accumulated amortization	(395,946)
Total current	$531,467
Non-current:
Security deposits	$189,191
Deferred lease costs	230,016
Total non-current	$419,207

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - UNAUDITED QUARTERLY DATA

The following table sets forth selected unaudited quarterly data for the years ended December 31, 2006 and 2005 (in thousands, except per share data).

Three months ended (in $000’s except per share amounts) (1)

	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
			(Restated)		(Restated)
Sales	$10.8	$0.5	$15.8	$0.7	$19.7	$1.3	$31.3	$8.0
Operating loss	(1,225.8)	(574.8)	(1,656.2)	(217.2)	(1,749.0)	(575.4)	(4,668.7)	(647.7)
Interest expense	386.8	198.9	554.2	271.8	875.9	387.8	1,985.5	455.3
Net loss	$(2,630.2)	$(773.7)	$(2,210.4)	$(489.0)	$(2,624.9)	$(963.2)	$(6,654.2)	$(1,103.0)
Basic and diluted net loss per share	$(.05)	$(.07)	$(.03)	$(.05)	$(.04)	$(.07)	$(.10)	$(.04)
Weighted average number of shares outstanding	54,909,141	10,850,743	64,769,057	10,850,743	64,769,057	14,411,913	65,516,462	31,144,599

(1)	Net loss is computed separately for each period and, therefore, the sum of each quarterly per share amounts may differ from the total for the year.

NOTE 12 - SUBSEQUENT EVENTS

2007 Incentive Plan

On February 6, 2007, the Company adopted the Pure Vanilla eXchange, Inc. 2007 Incentive Plan. The plan became effective upon adoption by our board of directors and the Company will submit the plan to its stockholders for their approval at the Company’s next meeting of stockholders.

Under the plan, during the first quarter of 2007, the Company granted 14,720,000 options to employees and consultants to purchase common stock at an exercise price of $1.00 per share.

Short Term Loans

During the period from February 14, 2007 to March 30, 2007, Jed Schutz loaned the Company $1,110,000, and Tom Fanning and George Benedict each loaned the Company $90,000. As of March 30, 2007 the Company issued new notes relating to these obligations. The notes bear interest at a rate of 9.9% per annum and are due the earlier of April 5, 2008 or two business days after the Company raises $20 million, provided the Bridge Lender’s note is paid in full. In connection with the notes the Company issued 403,125 warrants to the lenders to purchase shares of the Company’s common stock at $0.80 per share. The warrants expire on March 31, 2012. As of March 31, 2007, there are $1,290,000 of loans and 403,125 warrants outstanding under these agreements.

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of issuing warrants at an exercise price of $0.80 to Mr. Schutz, Mr. Benedict and Mr. Fanning, the 450,000 warrants issued to the Bridge Lender with an exercise price of $2.48782 were adjusted to 1,399,399 warrants with an exercise price of $0.80.

Waiver and Amendment Agreements with Note Holders and Loan Default

In February and March, 2007 the Company entered into agreements with various lenders to extend the maturity date of notes issued by the Company and by Nimble. The holder of $250,000 principal amount of 10% notes issued by Nimble due December 26, 2006 agreed to extend the due date of the note to April 30, 2007. The holders of 15% notes issued by the Company in the aggregate principal amount of $1,721,000 due February 2007 agreed to extend the due date of the notes to May 15, 2007. The Company issued three year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.80 per share to non-affiliated holders of $1,000,000 of these notes in exchange for their agreement to extend the due date. The holder of an additional $250,000 principal amount note issued by the Company due in February agreed to extend the due date of the note to April 1. As of April 4, 2007, the principal amount of the note was past due.

Payment of Warrant Exercise Price

In April 2007, the Company agreed to offset the interest payable to Mr. Schutz on his loans to the Company by $2,103 in payment of the aggregate exercise price payable upon exercise of the warrant to purchase Nimble common stock exercised by Mr. Schutz in December 2006 as described in Note 3 - Related Party Transactions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

There has been no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following sets forth information concerning our executive officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly-held companies.

Name	Age	Position
Steven Yevoli	36	Chief Executive Officer and Chairman of the Board
Paul Corvino	51	President
Tucker Taylor	68	Chief Operating Officer
John Cook	43	Controller, Corporate Secretary
George W. Benedict	69	Director
Thomas J. Fanning	51	Director
Jed Schutz	48	Director

Steven Yevoli, has served as our Chief Executive Officer since December 31, 2006 and as Chairman of our board of directors since March 9, 2006. The founder of Old Pure Vanilla, Mr. Yevoli served as President and Chief Executive Officer of that company from August 2005 through March 2006. Mr. Yevoli has served as President and Chief Executive Officer of Nimble since January 2005. From 2004 until 2005, Mr. Yevoli served as Executive Vice President of CMS Logistics, a global logistics leader. From 2001 through 2002, Mr. Yevoli served as Executive Vice President of FreshDirect. Prior to joining FreshDirect, he was the President of PNV, Inc., helping to take that company public in 2000. From 1995 through 1999 Mr. Yevoli held various management positions with Cablevision, Inc., where his responsibilities included launching a number of products and brands. Mr. Yevoli received his B.A. in business from Ithaca College in 1992.

Paul Corvino has served as our President since December 31, 2006. He has been a principal of RCN Holdings, LLC, a company that owns and invests in media/entertainment companies owns and manages residential, commercial and hotel properties, since November 2001. Mr. Corvino served as Senior Vice President and General Manager, Interactive Sales, for America Online from March 1998 through November 2001. From May 1995 through March 1998, Mr. Corvino served as Vice President of Sales for Cablevision, Inc. From March 1981 through May 1995, Mr. Corvino held various positions in the Advertising Sales Department at The New York Times, including Managing Director of Advertising Sales.

Tucker Taylor has served as of Chief Operating Officer since January 24, 2007 and currently serves in that capacity on a part-time basis. Mr. Taylor served as an operations and management consultant to Nimble from July 2006 until his appointment as our COO. From 1982 through July 2006, Mr. Taylor held senior management positions in marketing and process improvement at Medical Care America and Columbia/HCA Healthcare Corporation. At Medical Care America, he led a quality improvement program that resulted in a successful application for the Malcolm Baldrige Award. From 1973 to 1982, Mr. Taylor held management positions with Federal Express, retiring as Senior Vice President and General Manager of the Eastern Division. He served on the Board of Directors of Cornell Companies from 1995 to 2005 and currently serves on the Board of Directors of American Medical and Life Insurance Company, a privately held, New York domiciled Specialty A & H insurer. Mr. Taylor graduated from Yale University in 1967 after serving five years as a carrier pilot in the U. S. Navy.

John Cook has served as our Controller and Corporate Secretary since March 9, 2006. He previously served as Controller of Old Pure Vanilla August 2005 through March 2006. Mr. Cook served as Chief Financial Officer of CMS Complete Management Inc. from 2004 to 2005 and also as Chief Financial Officer of Zoologic, Inc. from 2001 to 2004. Mr. Cook received his B.A. in Accounting from George Mason University in 1985, is a registered CPA in the State of New Jersey and is a member of NJCPA and AICPA.

George W. Benedict has served as a member of our board of directors since February 5, 2007. Mr. Benedict, a leading authority in the area of family intervention, is the founder and Chairman of the Board of Seafield Center Inc., an alcohol and chemical dependency rehabilitation center located in Westhampton Beach, New York with seven outpatient facilities and 27 not-for-profit halfway houses located throughout Long Island. Since 1992, Mr. Benedict has been a Special Deputy to the Suffolk County Sheriff's Department. He is also the President of the New York Diagnostic, a Department of Health approved medical outpatient clinic with multiple locations throughout New York.

Thomas J. Fanning has served as a member of our board of directors since February 5, 2006. Mr. Fanning is a partner at Arnone, Lowth, Fanning, Wilson & Lebowitz, LLC, a boutique financial services firm, headquartered in Melville, NY. He also serves as President of T.J.F. Planning, Inc., and is a member of several private investment funds. He currently serves on the Boards of Continental Can Company, Inc., HD Sheldon & Co., Inc. and a number of charitable boards.

Jed Schutz has served as a member of our board of directors since March 9, 2006.  He served as a director of Nimble from October 2000 through December 2006. He is currently Chief Executive Officer and a director of Metamorphix Global, Inc., a technology centric innovator of concrete based building products. He has been a private investor and advisor to emerging technology companies, as well as a real estate developer, since 1983. He is a member of the boards of directors of Advanced Biophotonics, Inc. and dotMENU, Inc. Mr. Schutz received his B.S. in Biology from Duke University in 1981 and a Graduate Certificate in Business from New York University in 1983.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers and directors and persons who own more than 10% of our outstanding common stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of common stock with the SEC. Our officers and directors and beneficially owners of more than 10% of our common stock are required by SEC regulation to furnish us with copies of all such forms they file.

Based solely on review of the copies of such forms we received or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers and directors and persons who beneficially own more than 10% of our outstanding common stock during 2006 have been complied with.

Corporate Governance

Code of Ethics

In February 2007, our board of directors adopted a code of ethics applicable to our officers, including the principal executive and financial officer and principal accounting officer, directors and employees. A copy of this code is filed as an exhibit to this annual report.

Nominating Committee

Our board of directors does not have a standing nominations committee. The identification, evaluation and selection of nominees for election to our board of directors are performed on an informal basis by the members of the board who are considered “independent” within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act. The board believes this is appropriate because it permits all independent directors to actively participate in the nominating process.

Although we have not established a standing nominating committee, in February 2006 our board of directors adopted a written charter for our independent directors to follow in their identification, evaluation and recommendation of director nominees. The charter provides that, as minimum qualifications, nominees to the board (including incumbent directors) will enhance the board’s management, finance and/or technical expertise, will not have a conflict of interest and will have high ethical standards and, with respect to new members of the board, a willingness to serve at least an initial three year term. A director nominee’s knowledge and/or experience in areas such as, but not limited to, the electronic payment business, equity and debt capital markets and financial accounting are likely to be considered both in relation to the individual’s qualification to serve on our board and the needs of the board as a whole. Other characteristics, including but not limited to, the director nominee’s material relationships with our company, time availability, service on other boards of directors and their committees, or any other characteristics which may prove relevant at any given time as determined by the independent directors shall be reviewed for purposes of determining a director nominee’s qualification.

Candidates for director nominees are evaluated by the independent directors in the context of the current composition of the board, our operating requirements and the long-term interests of our stockholders. In the case of new director candidates, the independent directors also determine whether the nominee would be considered “independent” within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act. The independent directors then use their networks of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The independent directors conduct any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board. In the case of incumbent directors whose terms of office are set to expire, the board reviews such directors’ overall service to our company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. The independent directors meet to discuss and consider such candidates’ qualifications and then select a nominee for recommendation to the board by majority vote. The independent directors do not intend to alter the manner in which they evaluate candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. To date, we have not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

Our board of directors does not impose term limits or a mandatory retirement age for directors. While it is believed that a director’s knowledge and/or experience can continue to provide benefit to the board following a director’s retirement from his or her primary work affiliation, it is recognized that a director’s knowledge of and involvement in ever changing business environments can weaken, and therefore his or her ability to continue to be an active contributor to the board shall be reviewed. Upon a director’s change in employment status, he or she is required to notify the Chairman of the Board of such change and to offer his or her resignation for review.

It is our policy to review and consider all candidates for nomination and election as directors who may be suggested by any of our directors or executive officers. Our policy is also to refer to the board for consideration any director candidate recommended by any stockholder if made in accordance with the bylaws and applicable law. To be considered, a recommendation for director nomination should be submitted in writing to Pure Vanilla eXchange, Inc., 805 Third Avenue, 15th Floor, New York, New York 10022; Attn: John Cook, Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

This table shows certain information regarding all compensation awarded to, earned by or paid to each person who served as our principal executive officer during 2006 and our only other executive officer whose total compensation equaled at least $100,000 during 2006 (our “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award(s) ($)(1)	Option Award(s) ($)(1)	All Other Compensation ($)		Total ($)
Steven Yevoli (2) Chairman and CEO	2006	300,000	(3)	6,000	(3)		1,553,258	—		1,859,258
Harry Jose (4) Former President and CEO	2006	—		—			—	265,000	(5)	265,000
Florian Schuhbauer (6) Former President	2006	—		—		1,250	—	80,000	(7)	81,250
John Cook (8) Corporate Secretary and Controller	2006	170,000	(3)	4,000	(3)		71,129	—		247,601

(1)
Represents the compensation cost recognized in our consolidated financial statements for 2006 for awards granted to the named executive officer in 2006 and prior years calculated in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” except that the compensation cost does not include an estimate of forfeitures related to service-based vesting conditions. Please refer to Note 6 to our consolidated financial statements for 2006 included in this annual report for a description of the assumptions used in these calculations.

(2)	Mr. Yevoli became our Chief Executive Officer on December 31, 2006.

(3)	Represents a payment of salary or bonus to the Named Executive Officer by Nimble.

(4)	Mr. Jose resigned as our President and Chief Executive Officer on March 9, 2006.

(5)
Represents (i) consulting fees of $40,000 paid to CDJP Holdings Corp., a corporation wholly-owned by Mr. Jose, pursuant to consulting agreement dated as of March 9, 2006 between us and CDJP Holdings Corp. and (ii) $225,000 paid to Mr. Jose pursuant to a Stock Purchase Agreement dated as of March 9, 2006 between us and Mr. Jose.

(6)
Mr. Schuhbauer served as our President from March 9, 2006 until his resignation on December 31, 2006 pursuant to a consulting agreement between us and NG Outsourcing, Inc., a company wholly-owned by Mr. Schuhbauer.

(7)	Represents consulting fees paid to NG Outsourcing, Inc. pursuant to the agreement referred to in footnote 7 above.

(8)	Mr. Cook became our Controller and Corporate Secretary on March 9, 2006.

Narrative Description of our 2006 Compensation

Salary and Bonus

Prior to our acquisition of Old Pure Vanilla on March 9, 2006, Harry Jose served as our President and Chief Executive Officer without compensation. Thereafter, the services of our executive officers were provided through other companies under consulting and services agreements. Florian Schuhbauer served as our President from March 13, 2006 until December 31, 2006 under our consulting agreement with NG Outsourcing, Inc., a company wholly-owned by Mr. Schuhbauer. Beginning on March 13, 2006, Steven Yevoli served as our Chairman and John Cook served as our Controller and Corporate Secretary under our services agreement with Nimble. Mr. Yevoli and Mr. Cook also served as President and Chief Executive Officer and Controller, respectively, of Nimble throughout that time and were each paid a salary and bonus by Nimble.

Employment Agreements

We have no employment agreements with any of our employees.

Stock Awards

We granted 125,000 shares of our common stock to Florian Schuhbauer pursuant to a stock grant and restriction agreement dated as of February 21, 2006. That agreement was entered into pursuant to our consulting agreement with NG Outsourcing, Inc., a company wholly-owned by Mr. Schuhbauer. The stock grant and restriction agreement prohibits Mr. Schuhbauer for selling or otherwise transferring the shares until we have concluded an initial offering of our common stock to the public pursuant to a registration statement filed with and declared effective by the SEC.

Option Awards

The option awards granted to our Named Executive Officers in 2006 were granted under our 2006 Stock Option Plan. The plan was approved by our board of directors on March 13, 2006. The plan provides for the grant of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for non-qualified stock options (i.e., stock options which are not incentive stock options). Because the plan was not approved by our stockholders within one year of adoption, none of the options granted under the plan will qualify as incentive stock options. If the Named Executive Officer’s employment is terminated for cause, his options will terminate immediately, regardless of the extent the options are then vested. If the Named Executive Officer’s employment is terminated without cause, his options may be exercised to the extent then vested for three months after the date of termination. If the Named Executive Officer’s employment is terminated upon his death, his estate may exercise his option to the extent then vested for one year after the date of death.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning equity-based awards held by our Named Executive Officers at year end 2006.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock That Have Not Vested (#)	Market Value of Shares or Units Of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Steven Yevoli			2,000,000	(1)		0.50	3/13/16	2,000,000	5,500,000	—	—
	881,550	(2)				0.67	3/15/11
	1,763,100	(3)				0.77	3/15/11
	881,550	(4)				0.77	3/15/11
	163,250	(5)				2.44	12/13/11
Harry Jose (6)	—		—		—	—	—	—	—	—	—
Florian Schuhbauer (7)	—		—		—	—	—	—	—	—	—
John Cook			200,000	(2)	—	0.50	3/13/16	200,000	550,000	—	—
	261,200	(8)				0.77	3/15/11

(1)	The option was granted on March 13, 2006 and vests in two equal installments on the first and second anniversaries of the date of grant.

(2)
Represents an option originally granted by Nimble on March 15, 2006 to purchase 675,000 shares of Nimble common stock at an exercise price of $0.88 per share which was converted and became fully vested upon our acquisition of Nimble.

(3)
Represents an option originally granted by Nimble on March 15, 2006 to purchase 1,350,000 shares of Nimble common stock at an exercise price of $1.00 per share which was converted and became fully vested upon our acquisition of Nimble.

(4)
Represents an option originally granted by Nimble on March 15, 2006 to purchase 675,000 shares of Nimble common stock at an exercise price of $1.00 per share which was converted and became fully vested upon our acquisition of Nimble.

(5)
Represents an option originally granted by Nimble on December 13, 2006 to purchase 125,000 shares of Nimble common stock at an exercise price of $3.19 per share which was converted and became fully vested upon our acquisition of Nimble.

(6)	Mr. Jose resigned as our President and Chief Executive Officer on March 6, 2006.

(7)	Mr. Schuhbauer served as our President from March 6, 2006 until his resignation on December 31, 2006.

(8)
Represents an option originally granted by Nimble on March 15, 2006 to purchase 200,000 shares of Nimble common stock at an exercise price of $1.00 per share which was converted and became fully vested upon our acquisition of Nimble.

Director Compensation

No member of our board of directors received any compensation for his service as a director during 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information, as of April 13, 2007, with respect to the beneficial ownership of our common stock by each person who is known to us to beneficially own, as of that date, more than 5% of our common stock, each of our directors and Named Executive Officers individually, and all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Common Stock (2)

Steven Yevoli, Chairman and CEO	11,372,480	(3)	15.06%
John Cook, Controller and Corporate Secretary	1,315,919	(5)	1.85%
Paul Corvino, President	1,450,000	(6)	2.01%
George W. Benedict, Director	6,216,086	(7)	8.62%
Thomas J. Fanning, Director	2,467,872	(8)	3.45%
Jed Schutz, Director	35,696,806	(9)	46.83%
Harry Jose, Former President and CEO	280,000		*
Florian Schuhbauer, Former President	1,193,398		1.68%
Officers and directors as a group (7 persons)	59,224,700	(10)	69.36%

* Indicates less than 1%.

(1)	Unless otherwise indicated, the address of each person listed is c/o Pure Vanilla eXchange, Inc., 805 Third Avenue, 15th Floor, New York, New York 10022.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such options or warrants. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person. Except as indicated by footnote, each person is believed not to have pledged as security any of the shares of common stock beneficially owned by such person. We have calculated the percentages of shares beneficially owned based on 70,826,542 shares of our common stock outstanding at April 13, 2007.

(3)	Includes 4,689,450 shares issuable upon exercise of stock options.

(4)	Represents shares issuable upon exercise of stock options.

(5)	Includes 361,200 shares issuable upon exercise of stock options.

(6)	Includes 1,450,000 shares issuable upon exercise of stock options.

(7)	Includes 1,108,571 shares issuable upon exercise of stock purchase warrants and 163,250 shares issuable upon exercise of stock options.

(8)	Includes 527,879 shares issuable upon exercise of stock purchase warrants and 163,250 shares upon exercise of stock options.

(9)
Includes 57,500 shares issuable upon conversion of convertible loans, 5,340,374 shares issuable upon exercise of stock purchase warrants and 44,540 shares held by Mr. Schutz’s mother. Mr. Schutz disclaims beneficial ownership of the shares of common stock held by his mother.

(10)	Includes 115,544 shares issuable upon conversion of convertible loans, 7,024,315 shares issuable upon exercise of stock purchase warrants and 7,427,150 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not previously approved by security holders	8,019,980 (1)	$0.80	5,000,000	(2)
Totals	8,019,980	$0.80	5,000,000

(1)
Represents (a) options to purchase 2,500,000 shares granted under our 2006 Stock Option Plan and (b) options to purchase 4,571,000 shares granted under the Nimble 2006 Stock Option Plan and non-options to purchase 948,980 shares of common stock, in each case as converted upon our acquisition of Nimble.

(2)	Represents shares available for future issuance under our 2006 Stock Option Plan.

Our 2006 Stock Option Plan was approved by our board of directors on March 13, 2006. Our officers, directors, advisory board members, consultants and key employees are eligible for awards under the plan. The plan provides for the grant of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for non-qualified stock options (i.e., stock options which are not incentive stock options). Because the plan was not approved by our stockholders within one year of adoption, none of the options granted under the plan will qualify as incentive stock options. The plan provides that if an optionee’s employment or other relationship with us is terminated for cause, his or her options will terminate immediately, regardless of the extent the options are then vested. If an optionee’s employment or other relationship with us is terminated without cause, his or her options may be exercised to the extent then vested for three months after the date of termination. If an optionee’s employment or other relationship with us is terminated by the optionee’s death, the estate may exercise his or her options to the extent then vested for one year after the date of death.

Nimble’s 2006 Stock Option Plan was approved by its board of directors and stockholders in June 2006. Nimble’s officers, directors, advisory board members, consultants and key employees are eligible for awards under the plan. The plan provides for the grant of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for non-qualified stock options (i.e., stock options which are not incentive stock options). The plan provides that if an optionee’s employment or other relationship with us is terminated for cause, his or her options will terminate immediately, regardless of the extent the options are then vested. If an optionee’s employment or other relationship with us is terminated without cause, his or her options may be exercised to the extent then vested for three months after the date of termination. If an optionee’s employment or other relationship with us is terminated by the optionee’s death, the estate may exercise his or her options to the extent then vested for one year after the date of death. All of the options granted under the plan became fully vested upon our acquisition of Nimble.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 21, 2006, in consideration of services rendered Old Pure Vanilla issued 1,575,000 shares of its common stock to its officers and consultants, including 700,000 shares to its Chief Executive Officer and 125,000 shares to its former President, pursuant to a resolution of its board of directors dated December 5, 2005. In connection with these issuances we recorded $15,750 of compensation expense for the year ended December 31, 2005.

We have entered into various agreement and transactions with Jed Schutz, our principal shareholder and member of our board of directors, which are summarized as follows:

i.
During 2006, Mr. Schutz loaned us $611,000. In connection with these loans, we issued Mr. Schutz warrants to purchase 76,375 shares of common stock at an exercise price of $2.00 per share. The fair value of these warrants was estimated to be $158,921 and was recorded as a loan discount which is being amortized over the life of the loan.

ii.
During 2006, Mr. Schutz converted $1,034,436 of outstanding loans into 1,258,744 shares of common stock at a conversion price of $0.6292 per share. The loans were amended to reflect a new principal balance of $375,134 relating to unpaid accrued interest on the converted loans. In connection with this conversion, Mr. Schutz was issued 122,816 warrants with an exercise price of $2.11. The fair value of these warrants was estimated to be $143,456 and was recorded as interest expense.

iii.
During 2006, Mr. Schutz guaranteed $1,475,000 of loans to us. In connection with these guaranties, we issued Mr. Schutz warrants to purchase 147,500 shares of common stock at an exercise price of $2.00 per share. The fair value of these warrants was estimated to be $361,225 and was recorded as deferred loan costs, which is being amortized over the life of the loan.

iv.
During 2006, Mr. Schutz guaranteed our obligations under our lease of office space in New York City. In consideration of his guarantee of our lease obligations, we issued Mr. Schutz warrants to purchase 176,250 shares of common stock at an exercise price of $2.00 per share. The fair value of these warrants was estimated to be $421,696 and was recorded as deferred lease costs, which is being amortized over the life of the lease.

v.
During 2005, Mr. Schutz loaned Old Pure Vanilla $1,083,000. In connection with these loans, Old Pure Vanilla issued Mr. Schutz warrants to purchase 3,480,780 shares of Old Pure Vanilla common stock with exercise prices ranging from $0.63 to $0.67 per share. The fair value of the warrants was estimated to be $1,217,524 and was recorded as a loan discount which is being amortized over the life of the loan.

vi.
On September 29, 2005, Mr. Schutz satisfied a liability which arose from a judgment against our subsidiary for $64,001. The liability is non-interest bearing, due on demand, and remains on our balance sheet as an other current liability at face value as of December 31, 2006.

vii.	At December 31, 2006, included in other current liabilities is a balance due of $66,751 of interest payable on loans previously converted.

viii.
In December 2006, Mr. Schutz exercised a warrant to purchase 2,103,050 shares of common stock of Nimble, which were converted into 2,746,583 shares of our common stock upon our acquisition of Nimble. Mr. Schutz did not pay us the $2,103 aggregate exercise price payable upon exercise of this warrant until April 2007, when we agreed to offset the interest payable to him on his loans to us by that amount. We issued this warrant to Mr. Schutz on April 30, 2004 pursuant to a stock purchase agreement dated as of April 8, 2004 between us and Mr. Schutz. Under the stock purchase agreement, Mr. Schutz agreed to convert $4,040,199 of outstanding loans into shares of a newly designated series of preferred stock. The series of preferred stock was never designated and the shares were never issued. In December 2006, Mr. Schutz agreed to terminate the stock purchase agreement and in consideration we issued to him 4,916,280 shares of Nimble common stock which were converted into 6,420,662 shares of our common stock upon our acquisition of Nimble.

ix.
As of December 31, 2006, Mr. Schutz owns 30,254,394 shares of common stock and warrants to purchase 4,993,499 shares of common stock with exercise prices ranging from $0.63 to $2.87. Also as of December 31, 2006, we have loans payable and accrued interest due to Mr. Schutz of $1,586,134 and $202,885, respectively. Of these loans payable, $115,000 in principal amount are convertible into 57,500 shares of common stock at a conversion price of $2.00 per share. During 2006 and 2005, we issued to Mr. Schutz total warrants to purchase a total of 522,941 and 3,480,780, respectively. The fair values of the warrants issued in 2006 and 2005 were $1,085,298 and $1,217,524, respectively.

In January 2007, Tucker Taylor was appointed our Chief Operating Officer. Mr. Taylor provided consulting services to Nimble from board July 1, 2006 to December 31, 2006. His compensation for consulting services during that period was $59,088. On December 6, 2006, Mr. Tucker loaned Nimble $100,000 and was issued a 15% convertible note due December 6, 2007, together five-year warrants to purchase 47,491 shares of Nimble common stock at an exercise price of $1.72.

On December 15, 2006, Mr. George W. Benedict, who was elected to our board of directors on February 6, 2007, and Nimble entered into an agreement pursuant to which $609,500 in loans made by Mr. Benedict to Nimble from January 2003 through April 2006 were converted into 968,614 shares of Nimble common stock. In connection with this conversion, we issued five-year warrants to purchase 72,364 shares of common stock at an exercise price of $2.11 per share. Each promissory note issued by Nimble to Mr. Benedict in evidence of a converted loan was amended and restated to provide that Nimble’s only obligation under the note will be to pay the interest accrued and unpaid as of the date of the agreement, together with interest on such amount at the annual rate of 15.0%, from the date of the agreement until the date on which the note is paid in full, and to extend the maturity date of such note through December 15, 2008, subject to earlier prepayment at Nimble’s option at any time without premium or penalty.

On December 15, 2006, Mr. Thomas J. Fanning, who was elected to our board of directors on February 6, 2007, and Nimble entered into an agreement pursuant to which $179,106 in loans made by Mr. Fanning to Nimble from December 2002 through April 2006 were converted into 217,944 shares of Nimble common stock. In connection with this conversion, we issued five-year warrants to purchase 21,264 shares of common stock at an exercise price of $2.11 per share. Each promissory note issued by Nimble to Mr. Fanning in evidence of a converted loan was amended and restated to provide that Nimble’s only obligation under the note will be to pay the interest accrued and unpaid as of the date of the agreement, together with interest on such amount at the annual rate of 15.0%, from the date of the agreement until the date on which the note is paid in full, and to extend the maturity date of such note through December 5, 2008, subject to earlier prepayment at Nimble’s option at any time without premium or penalty.

On January 1, 2006, Old Pure Vanilla entered into a consulting agreement with NG Outsourcing, Inc., a corporation wholly-owned by Florian Schuhbauer, who then served as Old Pure Vanilla’s President and a member of its board of directors. Under that agreement, NG Outsourcing provided, through its employee, our President, such services as would ordinarily be rendered by a corporate president. We recorded $80,000 of fees related to this agreement, $40,000 of which remain payable at December 31, 2006. We also agreed to issue 125,000 shares of common stock at a purchase price of $0.01 per share to Mr. Schuhbauer. The consulting agreement expired on June 30, 2006.

ITEM 13. EXHIBITS

The following documents are filed as exhibits to this annual report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Pure Vanilla eXchange, Inc. (“Old Pure Vanilla”), NVS Entertainment, Inc. and NVS Acquisition Corp. (1)

2.2	Plan of Merger of Pure Vanilla eXchange, Inc. into NVS Entertainment, Inc. (1)

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Pure Vanilla eXchange, Inc., PVNX Acquisition Corp. and Nimble Group, Inc. (2)

3.1	Articles of Incorporation of Pure Vanilla eXchange, Inc. (formerly known as Princeton Power Corporation) filed August 11, 2004 and Certificate of Amendment as filed November 29, 2004 (1)

3.2	Articles of Merger among Pure Vanilla eXchange, Inc. and NVS Acquisition Corp. as filed and effective March 13, 2006. (1)

3.3	Articles of Merger 2006 between Pure Vanilla eXchange, Inc. and NVS Entertainment, Inc. as filed and effective April 12, 2006. (1)

3.4	Amended and Restated By-Laws of Pure Vanilla eXchange, Inc. (5)

4.1	Form of Promissory Note issued by Pure Vanilla eXchange, Inc. (3)

4.2	Form of Common Stock Purchase Warrant (3)

4.3	Senior Secured Convertible Promissory Note dated as of December 26, 2006 issued by Pure Vanilla eXchange, Inc. to Gottbetter Capital Master, Ltd. (4)

4.4	Common Stock Purchase Warrant dated as of December 26, 2006 issued by Pure Vanilla eXchange, Inc. to Gottbetter Capital Master, Ltd. (4)

4.5	2% Promissory Note dated as of February 14, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (6)

4.6	2% Promissory Note dated as of February 16, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (6)

4.7	2% Promissory Note dated as of February 27, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (7)

4.8	Form of Common Stock Purchase Warrant issued by Pure Vanilla eXchange, Inc. to certain note holders pursuant to Waiver and Amendment Agreements. (7)

4.9	Form of Promissory Notes issued by Pure Vanilla eXchange, Inc. pursuant to Loan Agreements dated March 30, 2007. (8)

4.10	Form of Five Year Common Stock Purchase Warrant issued by Pure Vanilla eXchange, Inc. pursuant to Loan Agreements dated March 30, 2007. (8)

10.1	Consulting Agreement by and between Pure Vanilla eXchange, Inc. and CDJP Holdings Corp. (1)

10.2	Services Agreement between Nimble Group, Inc. and Pure Vanilla eXchange, Inc. (1)

10.3	Software License and Services Agreement between Nimble Group, Inc. and Pure Vanilla eXchange, Inc. (1)

10.4	Consulting Agreement by and between Pure Vanilla eXchange, Inc. and NG Outsourcing, Inc. (1)

10.5	Securities Purchase Agreement dated December 26, 2006 by and between Pure Vanilla eXchange, Inc. and Gottbetter Capital Master, Ltd. (4)

10.6	Security Agreement dated December 26, 2006 by and among Pure Vanilla eXchange, Inc., PVNX Acquisition Corp. and Gottbetter Capital Master, Ltd. (4)

10.7	Guaranty dated as of December 26, 2006 made by Nimble Group, Inc. (as successor to PVNX Acquisition Corp.) in favor of Gottbetter Capital Master, Ltd. (4)

10.8	Pure Vanilla eXchange, Inc. 2007 Incentive Plan. (5)*

10.9	Loan Agreement dated February 28, 2007 by and between Pure Vanilla eXchange, Inc. and Jed Schutz. (7)

10.10	Form of Waiver and Amendment Agreement by and between Pure Vanilla eXchange, Inc. and Note Holders. (7)

10.11	Form of Waiver and Amendment Agreement by and between Pure Vanilla eXchange, Inc. and Note Holders. (7)

10.12	Waiver and Amendment Agreement dated as of February 23, 2007 by and between Nimble Group, Inc. and Jed Schutz. (7)

10.13	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and Jed Schutz. (8)

10.14	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and Thomas J. Fanning, Sr. (8)

10.15	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and George Benedict. (8)

10.16	Multi-Location Primary Merchant Agreement between US Merchant Systems, LLC and Nimble Group, Inc.

*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Filed as an exhibit to the Registration Statement on Form 10-SB filed on May 26, 2006 and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2006 filed on August 14, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on February 12, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007 and incorporated herein by reference.

ITEM 14A. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees for professional services rendered by Imowitz Koenig & Co., LLP for the audit of our consolidated annual financial statements for 2006 and our annual financial statements for 2005 and fees billed for other services rendered by Imowitz Koenig during 2006 and 2005:

	2006	2005

Audit fees (1)	$201,781	$35,439
Audit related fees (2)	—	—
Tax services (3)	121,190	—
All other fees (4)	—	—

(1) Consists of fees for professional services rendered for the audit of our consolidated financial statements included in this annual report and the review of the interim financial statements included in our quarterly reports, and for the services that are normally provided in connection with regulatory filings or engagements.

(2) Includes fees billed for associated with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to consultation regarding generally accepted accounting principles.

(3) Consists of fees billed for tax compliance, tax advice and tax planning.

(4) Consists of fees billed for products and services not included in the above categories.

Our board of directors reviewed the non-audit services rendered for fiscal 2006 and fiscal 2005 as set forth in the above table and concluded that such services were compatible with maintaining the accountants’ independence. Our board’s policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform under applicable federal securities regulations. As permitted by the applicable regulations, the board’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the board. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE VANILLA EXCHANGE, INC.

Date: April 17, 2007	By:	/s/ Steven Yevoli
Steven Yevoli
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: April 17, 2007	By:	/s/ John Cook
John Cook,
Controller (principal accounting and financial officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints each of Steven Yevoli and John Cook, either of them signing individually, as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, to sign in any and all capacities any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven Yevoli	Chief Executive Officer and Chairman of the Board of Directors	April 17, 2007
Steven Yevoli

/s/ John Cook	Controller	April 17, 2007
John Cook

/s/ George W. Benedict	Director	April 17, 2007
George W. Benedict

/s/ Thomas J. Fanning	Director	April 17, 2007
Thomas J. Fanning, Sr,

/s/ Jed Schutz	Director	April 17, 2007
Jed Schutz