Form 10QSB
period 2007-03-31
PURE VANILLA EXCHANGE INC
filed 2007-05-21
CIK 1362377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2007	Commission File Number: 000-52023

PURE VANILLA EXCHANGE, INC.
(Exact name of small business issuer specified in its charter)

Nevada	98-0442839
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

805 Third Avenue, 15th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 972-1600
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

As of May 12, 2007, the Company had 70,826,542 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

Index

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

Consolidated Statements of Operations for the three months ended March 31, 2007
and 2006 (unaudited)	2

Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended
March 31, 2007 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2007
and 2006 (unaudited)	4

Notes to the Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

Part II. Other Information

Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31,2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$353,918	$869,232
Customer deposits	11,782	12,426
Accounts receivable	52,182	58,510
Prepaid expenses and other current assets	194,286	371,581
Deferred costs, net	358,758	531,467
Total Current Assets	970,926	1,843,216

Property and equipment, net	106,602	124,255
Deferred costs and other assets	389,132	419,207
TOTAL ASSETS	$1,466,660	$2,386,678

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$903,543	$892,565
Short-term loans and accrued interest payable, net	6,311,717	5,689,715
Other current liabilities	1,091,619	2,671,119
Total Current Liabilities	8,306,879	9,253,399

Non-current Liabilities:
Long-term loans and accrued interest payable	2,052,050	731,839

Commitment

Stockholders' Deficit:
Common Stock, $0.001 par value; 500,000,000 shares
authorized; 70,826,542 and 70,708,542 shares
issued and outstanding in 2007 and 2006, respectively	70,827	70,709
Additional paid-in-capital	24,993,340	23,400,757
Accumulated deficit	(33,956,436)	(31,070,026)
Total Stockholders' Deficit	(8,892,269)	(7,598,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,466,660	$2,386,678

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales	$67,584	$10,803

Operating expenses:
Processing fees	(32,009)	(6,854)
Other operating expenses	(2,674,015)	(1,229,732)
Loss from operations before other expenses	(2,638,440)	(1,225,783)

Other income and (expense):
Change in fair value of warrant liability	1,401,440	-
Organizational costs	-	(1,017,647)
Interest expense	(1,649,409)	(386,799)
Total other expenses	(247,969)	(1,404,446)

Net Loss	$(2,886,409)	$(2,630,229)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average number of shares outstanding	70,766,053	54,909,141

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	70,708,542	$70,709	$23,400,757	$(31,070,026)	$(7,598,560)
Shares issued for services	118,000	118	282,982	-	283,100
Stock options granted under
stock option plans	-	-	580,527	-	580,527
Warrants issued with loans	-	-	380,902	-	380,902
Charge for beneficial conversion feature	-	-	348,172	-	348,172
Net loss	-	-	-	(2,886,409)	(2,886,409)
Balance at March 31, 2007	70,826,542	$70,827	$24,993,340	$(33,956,436)	$(8,892,269)

See notes to consolidated financial statements

PURE VANILLA EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(2,886,409)	$(2,630,229)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,014,843	285,085
Issuance of stock options for services	580,527	1,250,982
Issuance of shares for services	283,100	-
Charge for beneficial conversion feature	348,172	-
Change in fair value of warrant liability	(1,401,440)	-
Changes in operating assets and liabilities:
Accounts receivable	6,328	(187,080)
Prepaid expenses and other current assets	396,559	75,464
Other assets	1,323	(2,498)
Accounts payable	10,978	254,000
Other current liabilities and accrued interest payable	(153,021)	139,326
Net cash used in operating activities	(1,799,040)	(814,950)

Cash flows from investing activities
Purchase of property and equipment	(5,941)	(4,687)
Cash used in investing activities	(5,941)	(4,687)

Cash flows from financing activities
Cash received for common stock	-	329,746
Proceeds from loans payable	1,289,667	366,000
Cash provided by financing activities	1,289,667	695,746

Net decrease in cash	(515,314)	(123,891)
Cash at beginning of period	869,232	156,579
Cash at end of period	$353,918	$32,688

Supplemental Disclosures
Income taxes paid	$2,560	$-
Interest paid	$3,403	$2,637

Non-cash financing activities
Warrants issued with short-term loans	$380,902	$-

See notes to consolidated financial statements

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Pure Vanilla eXchange, Inc. (the “Company”) is engaged in the electronic payments services business. The Company provides card programs and electronic payment services that enable consumers to pay anonymously for the products and services they buy via the Internet and to pay taxes and other fees to government agencies.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on April 17, 2007.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet presented as of December 31, 2006 is derived from audited financial statements.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of shares and stock options issued for services and the valuation of warrants issued in connection with loans.

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

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

In computing basic and diluted net loss per share for the periods ended March 31, 2007 and 2006, the Company used a weighted average number of common shares outstanding of 70,766,053 and 54,909,141, respectively.

The shares that would be issued upon the exercise of stock options, warrants or convertible notes, totaling 33,067,945 and 17,094,667 for 2007 and 2006 respectively, are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it did not have a significant impact on the determination of or reporting of its financial results.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2007, the Company recorded a net loss of $2,886,409 and incurred negative cash flows from operations of $1,799,040. As of March 31, 2007, the Company had an accumulated deficit of $33,956,436. The Company’s continued existence is dependent upon several factors, including the ability to generate sales, achieve profitability from the sale of the Company’s products and obtaining financing. Accordingly, if the Company fails to obtain additional financing, it will not be able to continue as a going concern.

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SHORT AND LONG-TERM FINANCING

During the three months ended March 31, 2007, Jed Schutz, a principal shareholder and director of the Company, loaned the Company $1,110,000 and George W. Benedict, a director of the Company, and Thomas J. Fanning, a director of the Company, loaned the Company $90,000 and $89,667, respectively. Interest on each note accrues at a rate of 9.9% per year, with the principal and accrued interest becoming due on the earlier of (i) two business days after the date on which the Company has raised, in the aggregate from February 12, 2007, $20 million of net financing or (ii) April 5, 2008, provided the Company’s obligations under the $1,500,000 senior secured convertible promissory note issued on December 26, 2006 have then been repaid in full. The notes provide for an interest rate of 15% in the event of a default. In connection with the issuance of each note, the Company issued a warrant to purchase that number of shares of common stock at an exercise price of $0.80 per share such that the total consideration paid upon exercise in full of the warrant equals 25% of the principal amount of the note. The Company issued to these note holders, warrants to purchase 403,125 shares of the Company’s common stock.

During the three months ended March 31, 2007 the Company entered into agreements with various lenders to extend the maturity date of promissory notes issued by the Company. The holder of a $250,000 principal amount 10% note agreed to extend the maturity of the note from December 26, 2006 to April 30, 2007. The holders of $1,721,000 in aggregate principal amount of 15% notes issued by the Company agreed to extend the maturity of the notes from February 2007 to May 15, 2007. As of May 18, 2007, $1,971,000 in principal and interest on these notes is past due, however, no notice of default has been received by the Company from the lenders. The Company issued three year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.80 per share to holders of $1,000,000 principal amount of these notes in consideration of their agreement to extend the maturity. The holder of an additional $250,000 in principal amount note issued by the Company agreed to extend the maturity of the note from February 2007 to April 1, 2007. As of May 12, 2007, the principal amount of this note, and all interest accrued thereunder, has been repaid in full.

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

The issuance of warrants with an exercise price of $0.80 related to the loans described above triggered an adjustment to the conversion price of the Company’s $1,500,000 senior secured convertible debt. At the time of this event the market price of the stock was $1.07. As a result of this beneficial conversion feature, the Company recorded $348,172 of interest expense for the three months ended March 31, 2007.

NOTE 4. INCENTIVE COMPENSATION PLAN

The Company’s 2007 Incentive Compensation Plan provides for grants of stock options to employees of and consultants to the Company. Under the plan, the total number of shares of common stock that may be subject to awards granted under the plan is the higher of 15% of the number of shares of common stock outstanding on a fully-diluted basis or 17,500,000 shares.

The fair values of the options granted during the three months ended March 31, 2007 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective vesting periods of the option. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rates used in the model range from 4.56% to 4.77%.

During the three months ended March 31, 2007, options to purchase 10,720,000 shares of common stock were granted and are outstanding under the plan. During the three months ended March 31, 2007, the Company recorded $580,527 of expense related to options granted under its plans. As of March 31, 2007, 18,739,980 options to purchase shares of common stock are issued and outstanding under the Company’s employee compensation plans.

NOTE 5. WARRANTS

During the three months ended March 31, 2007, the Company issued warrants to purchase 403,125 shares of common stock at an exercise price of $0.80 in connection with the financing described in Note 3. The fair value of the warrants was estimated to be $22,938 and recorded as loan discount, which is amortized over the life of the loan.

As a result of issuing warrants at an exercise price of $0.80 to Mr. Schutz, Mr. Benedict and Mr. Fanning, the 450,000 warrants issued in connection with the Company’s $1,500,000 senior secured convertible debt with an exercise price of $2.48782 were adjusted to 1,399,399 warrants with an exercise price of $0.80.  The fair value of the adjustment to the warrants was estimated to be $217,134 and recorded as loan discount, which is amortized over the life of the loan.

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

As a result of the non-payment of a short-term loan of $250,000, during the three months ended March 31, 2007, the Company issued warrants to purchase 46,875 shares of common stock. The fair value of the warrants was estimated to be $27,831 and recorded as interest expense for the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company entered into agreements with various lenders to extend the maturity of notes issued by the Company as described in Note 3. The Company issued three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.80 per share to holders of $1,000,000 in principal amount of these notes in consideration of their agreement to extend the maturity. The fair value of the warrants was estimated to be $113,000 and recorded as interest expense.

The fair value of the warrants granted were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e. the risk free rate and 60% for volatility. The risk-free rates used in the model ranged from 4.46% to 4.82%.

During three months ended March 31, 2007, amortization expense related to deferred loan costs and loan discounts was $962,497, and amortization expense related to deferred lease costs was $28,752.

On December 29, 2006, the Company incurred an obligation to an advisor in connection with investment banking services for warrants to purchase 892,921 shares of the Company’s common stock at an exercise price equal to the offering price per share associated with a future financing as described in the agreement between the Company and the advisor. The advisor has the right to put the warrants to the Company at any time after the earlier of one year from the date of issuance or at such time as any portion of the Company is sold or its debt refinanced. The fair value of these warrants was estimated to be $1,580,024 and was recorded in operating expenses and other current liabilities in the year ended December 31, 2006. On May 2, 2007, the Company issued the warrants at a strike price of $0.20 per share.

At March 31, 2007, the liability associated with the 892,921 warrants was adjusted to reflect the fair value of the warrants. The fair value of the warrant liability was estimated to be $178,584 and as a result, the Company recognized in other income, a change in the fair value of these warrants of $1,401,440.

At March 31, 2007, warrants to purchase 11,111,154 shares of common stock were outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, Jed Schutz, a principal shareholder and director of the Company, loaned the Company $1,110,000 and George W. Benedict, a director of the Company, and Thomas J. Fanning, a director of the Company, loaned the Company $90,000 and $89,667, respectively. The Company issued warrants to purchase 403,125 shares of common stock at an exercise price of $0.80 per share in connection with these loans.

Pure Vanilla eXchange, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007
NOTE 7. SUBSEQUENT EVENTS

Short-term Loans

During the period from April 1, 2007 through May 15, 2007, Jed Schutz, a principal shareholder and director of the Company loaned the Company $608,000. The Company’s obligation is evidenced by a promissory note. Interest on each note accrues at a rate of 9.9% per year with the principal and accrued interest becoming due on the earlier of (i) two business days after the date on which the Company has raised and reported, in the aggregate from February 12, 2007 to the date of such report, $20 million of net financing or (ii) April 5, 2008, provided the Company’s obligations under the $1,500,000 senior secured convertible promissory note issued on December 26, 2006 have then been repaid in full. The notes provide for an interest rate of 15% in the event of a default. In connection with the issuance of each note, the Company issued a warrant to purchase that number of shares of common stock at an exercise price of $0.80 per share such that the total consideration paid upon exercise in full of the warrant equals 25% of the principal amount of the note. As of May 15, 2007, the Company issued warrants to purchase 190,001 shares of common stock.

Payment of Warrant Exercise Price

In April 2007, the Company agreed to offset the interest payable to Mr. Schutz on his loans to the Company by $2,103 in payment of the aggregate exercise price payable upon exercise of the warrant to purchase Nimble Group, Inc. common stock exercised by Mr. Schutz in December 2006.

PART I - Financial Information

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Form 10-QSB and Management’s Discussion and Analysis or Plan of Operation (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Using our network, consumers are able to purchase goods and services by using either a stored value account (a Pure Vanilla Account) or a stored value card (a Pure Vanilla Card). Currently, consumers can store monetary value in Pure Vanilla Accounts and on Pure Vanilla Cards online. We also intend to establish a network of retail outlets throughout the United States at which consumers could store value on Pure Vanilla Cards. The use of Pure Vanilla Accounts and/or Pure Vanilla Cards permits consumers to purchase products and services in a safe and secure environment without compromising their identity or credit.

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

PART I - Financial Information

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

In order to continue our operations as currently conducted and to execute our business plan we must raise capital on an immediate basis. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any failure to secure the necessary financing will impair our ability to continue to operate as a going concern and to successfully execute our business strategy. Even if we are successful in raising capital, there can be no assurance that we will have sufficient funds to successfully execute our business strategy to the extent that would have a positive effect on our results of operations or financial condition. Our ability to execute our business strategy is contingent upon our having sufficient capital as well as other factors, including our ability to increase consumer awareness and adoption of our products and services, our ability to sign up merchants and websites that accept our products as a form of payment, general economic and industry conditions, our ability to recruit, train and retain a qualified sales, marketing and customer service staff, and other factors beyond our control. Even if our revenues and earnings grow rapidly, that growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products and services, we will be required to manage an increasing volume of transactions on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased demand or that we will be able to manage our transactions on a timely and cost-effective basis.

PART I - Financial Information

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare our consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Net Loss. We had a net loss of $2,886,409 for the three months ended March 31, 2007 compared to a net loss of $2,630,229 for the three months ended March 31, 2006. This increased loss of $256,180 or 10% was due to increases of $1,412,657 in operating expenses and $1,262,611 in interest expense, which were partially offset by a reduction of $1,017,647 in organizational costs and a reduction in the fair value of warrant liability of $1,401,440 and an increase of $56,781 of sales. Interest expense increased in 2007 compared to 2006 as a result of increased borrowings and the amortization of deferred costs for warrants issued in connection with the borrowings. We incurred organizational costs in 2006 as a result of the reverse merger through which we acquired Old Pure Vanilla on March 13, 2006, as described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Sales. Sales for the three months ended March 31, 2007 were $67,584 as compared to $10,803 for the three months ended March 31, 2006. The increase in sales is due to the continued growth in the government payment processing business and the roll out of our Pure Vanilla Card and Account services.

Operating Expenses. Operating expenses were $2,706,024 for the three months ended March 31, 2007 compared to $1,236,586 for the three months ended March 31, 2006. Operating expenses consist of expenses of our corporate office, including stock compensation expense (non-cash payments), investment banking consulting fees, salaries and wages, marketing and advertising expense, software development costs, legal and accounting fees, consulting fees and other expenses.

Included in operating expenses for the three months ended March 31, 2007 are $580,527 of stock compensation expense (non-cash payments), $5,000 for investment banking fees, $553,829 of salaries and wages, $343,261 of marketing and advertising expense, $204,475 of software development costs, $416,901 of legal and accounting fees, and $262,109 of consultants expense. Other items included in operating expenses are $43,459 of insurance costs, $48,809 of travel and entertainment expenses, occupancy expenses such as rent, telephone and general supplies of $115,059, hosting costs of $21,584 and other expenses of $111,011.

PART I - Financial Information

Included in operating expenses for the three months ended March 31, 2006 are $203,948 of software development costs, $234,959 of salaries and wages, $54,476 of legal and accounting fees, $59,237 of consulting fees, $442,585 of stock compensation expense (non-cash payments), and $108,270 of marketing and advertising expense. Other items included in operating expenses are $23,782 of insurance costs, $11,011 of travel and entertainment expenses, occupancy expenses such as rent, telephone and general supplies of $33,481, hosting costs of $19,693 and other expenses of $45,144.

Stock compensation expense increased in 2007 compared to 2006 primarily due to the increased issuance of stock options to our personnel. Our other operating expenses increased in 2007 as a result of our transition from a development stage to an operating company.

Organizational Costs. In connection with the reverse merger through which we acquired Nimble in March 2006, we paid $225,000 to the former Chief Executive Officer and largest shareholder of NVS Entertainment, Inc. to repurchase 39,927,452 shares of our common stock which were then cancelled at the closing of the reverse merger. Also included in organizational costs are non-cash expenses of $792,647 related to the issuance of shares of common stock for services provided in connection with the reverse merger.

Interest Expense. Interest expense was $1,649,409 for the three months ended March 31, 2007 compared to $386,799 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 consisted of $247,297 of costs for warrants issued in connection with loans, $646,407 of interest on shareholder loans, and other financing costs of $755,705. Interest expense for the three months ended March 31, 2006 consisted of $267,238 of costs for warrants issued in connection with loans and $119,561 of interest on shareholder loans. The cost of the warrants issued in connection with loans pertains to the fair value of the warrants granted at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective life of the debt or guarantee.

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

Liquidity and Capital Resources

As of March 31, 2007 we had cash of $353,918. As of May 14, 2007 we had cash of $86,178.

Net cash used during the three months ended March 31, 2007 consisted of net cash used in operating activities of $1,799,040 and the purchase of property and equipment of $5,941 (investing activities).

PART I - Financial Information

Cash provided by financing activities during the three months ended March 31, 2007 was $1,289,667 and was the result of proceeds from loans payable.

Throughout the three months ended March 31, 2007 we financed our operations principally through the sale of our securities. Below is a summary of our recent financings.

2007 Bridge Loans

During the period from February 14, 2007 to March 30, 2007, Jed Schutz, our principal shareholder and a member of our board of directors, loaned us $1,110,000, and George W. Benedict and Thomas J. Fanning, members of our board of directors, loaned us approximately $90,000 each. As of March 30, 2007, we issued these lenders promissory notes relating to these obligations. The notes bear interest at a rate of 9.9% per annum and are due on the earlier of April 5, 2008 or two business days after we raise $20.0 million, provided our obligations to our bridge lender have then been repaid in full. In connection with the notes, we issued the lenders warrants to purchase 403,125 shares of common stock at $0.80 per share. The warrants expire on March 31, 2012. As of March 31, 2007, there are $1,289,667 of loans and warrants to purchase 403,125 shares of common stock outstanding under these agreements.

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

Our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. We require additional funds on an immediate basis to repay our bridge loan and short-term loans upon their scheduled maturity, continue to meet our liquidity needs, maintain operations and realize our business plan. We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. Management is aggressively seeking to raise the funds necessary to continue our business operations and realize our business plans. Presently, we do not have any commitment from any person regarding any additional capital and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds on an immediate basis, we will need to further curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - Other Information

Item 1 - Legal Proceeding

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on a Current Report on Form 8-K, we have made the following unregistered sales of equity securities:

We issued to three individual investors five-year warrants to purchase, in the aggregate, 403,125 shares of common stock at an exercise price of $0.80 per share. The warrants were issued in consideration of the investors loaning to us the aggregate amount of $1,290,000. No commissions were paid or payable with respect to this transaction.

We issued to four individual investors five-year warrants to purchase, in the aggregate, 200,000 shares of common stock at an exercise price of $0.80 per share. The warrants were issued in consideration of the investors agreeing to waiver and amendment agreements associated with 2006 bridge loans.

We adjusted a warrant to purchase 450,000 shares of common stock at an exercise price of $2.48 per share to 1,399,399 shares of common stock at an exercise price of $0.80. The warrants were adjusted as a result of our grant of stock options to our officer, directors and certain consultants in February 2007 and our issuance of warrants to certain note holders pursuant to certain of the waiver and amendment agreements we entered into in February 2007.

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

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

PART II - Other Information

Item 6 - Exhibits

Exhibits

4.1	2% Promissory Note dated as of February 14, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (1)

4.2	2% Promissory Note dated as of February 16, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (1)

4.3	2% Promissory Note dated as of February 27, 2007 issued by Pure Vanilla eXchange, Inc. to Jed Schutz. (2)

4.4	Form of Common Stock Purchase Warrant issued by Pure Vanilla eXchange, Inc. to certain note holders pursuant to Waiver and Amendment Agreements. (2)

4.5	Form of Promissory Notes issued by Pure Vanilla eXchange, Inc. pursuant to Loan Agreements dated March 30, 2007. (3)

4.6	Form of Five Year Common Stock Purchase Warrant issued by Pure Vanilla eXchange, Inc. pursuant to Loan Agreements dated March 30, 2007. (3)

10.9	Loan Agreement dated February 28, 2007 by and between Pure Vanilla eXchange, Inc. and Jed Schutz. (2)

10.10	Form of Waiver and Amendment Agreement by and between Pure Vanilla eXchange, Inc. and Note Holders. (2)

10.11	Form of Waiver and Amendment Agreement by and between Pure Vanilla eXchange, Inc. and Note Holders. (2)

10.12	Waiver and Amendment Agreement dated as of February 23, 2007 by and between Nimble Group, Inc. and Jed Schutz. (2)

10.13	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and Jed Schutz. (3)

10.14	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and Thomas J. Fanning, Sr. (3)

10.15	Loan Agreement dated March 30, 2007 by and between Pure Vanilla eXchange, Inc. and George Benedict. (3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007 and incorporated herein by reference.

PART II - Other Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007

PURE VANILLA EXCHANGE, INC.

By:	/s/ Steven Yevoli
Steven Yevoli, CEO and Chairman (Principal Executive Officer)

By:	/s/ John A. Cook
John A. Cook, Controller (Principal Financial Officer)